Form 10-Q
period 2019-05-31
PETROTEQ ENERGY INC.
filed 2019-10-07
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55991

PETROTEQ ENERGY INC.

(Exact Name of Registrant as Specified in its Charter)

Ontario	None
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15165 Venture Blvd. Suite 200 Sherman Oaks, California	91403
Address of Principal Executive Offices	Zip Code

(866) 571-9613

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of October 4, 2019 was 195,845,303.

PETROTEQ ENERGY INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and those identified under Part I, Item 1A of our Report on Form 10-12G/A for the year ended August 31, 2018 filed with the SEC which became effective on July 12, 2019. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Petroteq,” the “Company,” “we,” “us” and “our” refer to Petroteq Energy, Inc.

i

PETROTEQ ENERGY INC.

FORM 10-Q

ii

PETROTEQ ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in US dollars

		May 31,	August 31,
	Notes	2019	2018
		(Unaudited)
ASSETS
Current assets
Cash		$104,171	$2,640,001
Trade and other receivables	4	149,013	404,013
Current portion of advanced royalty payments	7(a)	417,383	331,200
Ore inventory	6	270,000	122,242
Other inventory		71,390	71,390
Receivable from director		272,820	297,256
Prepaid expenses and other current assets		538,559	331,688
Total current assets		1,823,336	4,197,790

Non-Current Assets
Advanced royalty payments	7(a)	482,917	467,886
Notes receivable	5	1,754,001	381,550
Mineral lease	8	21,911,143	11,111,143
Investments		68,331	68,331
Investment in Accord GR Energy		831,137	981,137
Property, plant and equipment	9	28,985,632	21,188,895
Intangible assets	10	707,671	707,671
Total Non-Current Assets		54,740,832	34,906,613
		$56,564,168	$39,104,403
LIABILITIES
Current liabilities
Accounts payable	11	$2,057,700	$1,102,327
Accrued expenses	11	748,474	1,900,081
Unearned revenue		283,976	283,976
Current portion of debt	12	1,060,124	1,027,569
Current portion of convertible debentures	13	5,257,560	258,404
Total current liabilities		9,407,834	4,572,357

Non-Current Liabilities
Unearned advance royalties received	7(b)	170,000	170,000
Debt	12	252,409	598,982
Convertible debentures	13	-	250,000
Reclamation and Restoration provision	14	592,419	583,664
Total Non-Current Liabilities		1,014,828	1,602,646
Total Liabilities		10,422,662	6,175,003

SHAREHOLDERS’ EQUITY
Share capital	15	121,692,057	95,426,796
Accumulated deficit		(75,550,551)	(62,497,396)
Total Shareholders’ Equity		46,141,506	32,929,400
Total Liabilities and Shareholders’ Equity		$56,564,168	$39,104,403

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PETROTEQ ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

Expressed in US dollars

	Three months ended	Three months ended	Nine months ended	Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018

Revenues from hydrocarbon sales	$38,088	$-	$59,335	$-

Advanced royalty payments and production expenses	756,682	46,712	928,427	234,120

Gross loss	(718,594)	(46,712)	(869,092)	(234,120)

Operating expenses:
Depreciation, depletion and amortization	21,799	296,758	54,316	890,273
Selling, general and administrative expenses	2,771,785	3,020,992	9,342,642	7,376,714
Financing costs, net	893,637	81,656	2,533,979	323,254
Other expenses (income), net	44,364	(267,279)	103,126	(267,279)
Total expenses, net	3,731,585	3,132,127	12,034,063	8,322,962

Net loss before income taxes and equity loss	(4,450,179)	(3,178,839)	(12,903,155)	(8,557,082)

Income tax expense	-	-	-	-
Equity loss from investment in Accord GR Energy, net of tax	(50,000)	-	(150,000)	-
Net loss and comprehensive loss	(4,500,179)	(3,178,839)	(13,053,155)	(8,557,082)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.05)	$(0.13)	$(0.15)
Weighted Average Number of Shares Outstanding - Basic and Diluted	121,268,807	60,729,106	102,102,904	57,359,309

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PETROTEQ ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

	Number of Shares Outstanding	Share Capital	Deficit	Total Equity
Balance at August 31, 2018	85,163,631	$95,426,796	$(62,497,396)	$32,929,400
Share-based payments	1,300,000	1,327,915	-	1,327,915
Share based compensation	-	305,413		305,413
Share subscriptions	2,388,244	1,308,099	-	1,308,099
Settlement of loans	316,223	334,487	-	334,487
Settlement of liabilities	681,151	654,167	-	654,167
Valuation of share purchase warrants issued to settle liabilities	-	383,496	-	383,496
Valuation of share purchase warrants issued and beneficial conversion feature of convertible debt	-	514,327	-	514,327
Net loss	-	-	(5,005,459)	(5,005,459)
Balance at November 30, 2018	89,849,249	100,254,700	(67,502,855)	32,751,845
Share-based payments	25,000	10,263	-	10,263
Share based compensation	-	305,413	-	305,413
Share subscriptions	14,476,335	6,783,354	-	6,783,354
Settlement of loans	145,788	90,117	-	90,117
Settlement of liabilities	1,688,477	789,501	-	789,501
Valuation of share purchase warrants issued and beneficial conversion feature of convertible debt	-	664,246	-	664,246
Net loss	-	-	(3,547,517)	(3,547,517)
Balance at February 28, 2019	106,184,849	108,897,594	(71,050,372)	37,847,222
Share based payments	50,000	16,682	-	16,682
Share based compensation	-	305,413	-	305,413
Share subscriptions	7,709,842	2,449,000	-	2,449,000
Settlement of liabilities	17,846,406	10,023,368	-	10,023,368
Net loss	-	-	(4,500,179)	(4,500,179)
Balance at May 31, 2019	131,791,097	121,692,057	75,550,551	46,141,506

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PETROTEQ ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

	Number of Shares Outstanding	Share Capital	Deficit	Total Equity
Balance at August 31, 2017	54,220,699	$68,874,513	$(46,856,367)	$22,018,146
Share based compensation	-	2,505,647	-	2,505,647
Share subscriptions	1,189,076	388,380	-	388,380
Net loss	-	-	(3,645,712)	(3,645,712)
Balance at November 30, 2017	55,409,775	71,768,540	(50,502,079)	21,266,461
Share subscriptions	1,124,571	761,176	-	761,176
Settlement of loans	1,551,723	450,000	-	450,000
Net loss	-	-	(1,732,531)	(1,732,531)
Balance at February 28, 2018	58,086,069	72,979,716	(52,234,610)	20,745,106
Share based payments	25,000	17,834	-	17,834
Share subscriptions	-	667,299	-	667,299
Warrants exercised	1,000,000	315,015	-	315,015
Settlement of loans	6,694,966	4,003,505	-	4,003,505
Settlement of liabilities	1,457,893	1,445,881	-	1,445,881
Net loss	-	-	(3,178,839)	(3,178,839)
Balance at May 31, 2018	67,263,928	79,429,250	(55,413,449)	24,015,801

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PETROTEQ ENERGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

	Nine Months ended
	May 31,	May 31,
	2019	2018
Cash flow used for operating activities:
Net loss	$(13,053,155)	$(8,557,082)
Adjustments for non-cash, investing and financing items
Depreciation and amortization	54,316	890,273
Amortization of debt discount	2,244,362	-
Loss on conversion of debt	99,548	-
Loss (gain) on settlement of liabilities	98,474	(216,297)
Share-based compensation	1,377,615	2,523,481
Equity share of losses in Accord GR Energy	150,000	121,130
Other	98,411	195,407
Changes in operating assets and liabilities:
Accounts payable	3,323,935	1,315,286
Accounts receivable	255,000	80,028
Inventory	(147,758)	-
Accrued expenses	(446,966)	216,798
Prepaid expenses and deposits	(206,869)	(568,797)
Net cash used for operating activities	(6,153,087)	(3,999,773)
Cash flows used for investing activities:
Purchase and construction of property and equipment	(7,851,053)	(3,024,517)
Deposit paid on mineral rights acquired	(1,800,000)	-
Investment in notes receivable	(2,569,000)	-
Proceeds on notes receivable repaid	333,877	-
Investment in First Bitcoin	-	(100,000)
Advance royalty payments	(300,000)	(468,796)
Net cash used for investing activities	(12,186,176)	(3,593,313)
Cash flows from financing activities:
Repayment to executive officers	24,436	9,196
Proceeds from private equity placements	10,540,453	1,878,189
Proceeds from warrants exercised	-	315,015
Repayment of debt	(497,206)	(947,720)
Proceeds from debt	517,000	1,178,056
Proceeds from convertible debt	5,618,750	5,200,171
Repayment of convertible debt	(400,000)	-
Net cash from financing activities	15,803,433	7,632,907
(Decrease) increase in cash	(2,535,830)	39,821
Cash, beginning of the period	2,640,001	55,420
Cash, end of the period	$104,171	$95,241
Cash composed of:
Cash	$104,171	$95,241
Bank overdraft	-	-
	$104,171	$95,241
Supplemental disclosure of cash flow information
Cash paid for interest	$60,062	$21,066

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

1.	GENERAL INFORMATION

Petroteq Energy Inc. (the “Company”) is an Ontario corporation which conducts oil sands mining and oil extraction operations in the USA. It operates through its indirectly wholly owned subsidiary company, Petroteq Oil Recovery, LLC (“POSR”), which is engaged in mining and oil extraction from tar sands, and its 44.7% owned and equity accounted company Accord GR Energy, Inc. (“Accord”), which is engaged in using a specialized technology to extract oil from oil wells which have been depleted using conventional extraction methods.

The Company’s registered office is located at Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario, M5X IE2, Canada and its principal operating office is located at 15165 Ventura Blvd, Suite 200, Sherman Oaks, California 91403, USA.

POSR is engaged in a tar sands mining and oil processing operation, using a closed-loop solvent based extraction system that recovers bitumen from surface mining, and has completed the construction of an oil processing plant in the Asphalt Ridge area of Utah.

On July 4, 2016, the Company acquired 57.3% of the issued and outstanding common shares of Accord which, due to additional share subscriptions in Accord by other shareholders since August 31, 2016, was reduced to 44.7% as of August 31, 2017. The investment in Accord has therefore been recorded using the equity method for the three and nine months ended May 31, 2019 and 2018, and for the years ended August 31, 2018 and 2017.

On April 6, 2017, the shareholders of the Company approved the consolidation of its shares on a 30 for 1 basis, which was effected on May 5, 2017. The number of shares issued and outstanding have been retroactively adjusted for this in these financial statements.

In November 2017, the Company formed a wholly owned subsidiary, Petrobloq, LLC, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry.

On June 1, 2018, the Company finalized the acquisition of a 100% interest in two leases for 1,312 acres of land within the Asphalt Ridge, Utah area. The lease contains unproven bitumen deposits which increases our total bitumen deposits available for mining.

On January 18, 2019, the Company paid a cash deposit of $1,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by the $1,800,000 cash deposit and by the issuance of 15,000,000 shares at a deemed issue price of $0.60 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Preparation

The (a) unaudited condensed consolidated balance sheets as of May 31, 2019, which have been derived from the unaudited condensed consolidated financial statements, and as of August 31, 2018, which have been derived from audited consolidated financial statements, and (b) the unaudited condensed consolidated statements of operations and cash flows of the Company, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended May 31, 2019 are not necessarily indicative of results that may be expected for the year ending August 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting policies (“US GAAP”).

In the opinion of management, all adjustments necessary to fairly present the results for the interim periods presented have been made. All adjustments made are of a normal and recurring nature and no non-recurring adjustments have been made in the presentation of these unaudited condensed consolidated financial statements.

All amounts referred to in the notes to the consolidated financial statements are in US Dollars ($) unless stated otherwise.

(b)	Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Entity	% of Ownership	Jurisdiction
Petroteq Energy Inc.	Parent	Canada
Petroteq Energy CA, Inc.	100%	USA
Petroteq Oil Recovery, LLC (formerly known as MCW Oil Sands Recovery, LLC)	100%	USA
TMC Capital, LLC	100%	USA
Petrobloq LLC	100%	USA

The Company has an investment in Accord Energy GR, Inc. (“Accord”). Accord is regarded as an Associate. An associate is an entity over which the Company has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

The results and assets and liabilities of associates are incorporated in the unaudited condensed consolidated financial statements using the equity method of accounting. Under the equity method, investment in associate is carried in the unaudited condensed consolidated statement of financial position at cost as adjusted for changes in the Company’s share of the net assets of the associate, less any impairment in the value of the investment. Losses of an associate in excess of the Company’s interest in that associate are not recognized. Additional losses are provided for, and a liability is recognized, only to the extent that the Company has incurred legal or constructive obligations or made payment on behalf of the associate.

The Company has accounted for its investment in Accord on the equity basis since March 1, 2017. The Company had previously owned a controlling interest in Accord and the results were consolidated in the Company’s financial statements. However, subsequent cash contributions into Accord reduced the Company’s ownership to 44.7% as of March 1, 2017 and the results of Accord were deconsolidated from that date.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Estimates

The preparation of these unaudited condensed consolidated financial statements in accordance with US GAAP requires the Company to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates its estimates, including those related to recovery of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company’s reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. Significant estimates include the following;

●	the carrying and fair value of oil and gas properties and product and equipment inventories;

●	the fair value of reporting units and the related assessment of goodwill for impairment, if applicable;

●	the fair value of intangibles other than goodwill;

●	income taxes

●	legal and environmental risks and exposures; and

●	general credit risks associated with receivables, if any.

(d)	Foreign Currency Translation Adjustments

The Company’s reporting currency and the functional currency of all its operations is the U.S. dollar. Assets and liabilities of the Canadian parent company are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Income, expenses and cash flows are translated using an average exchange rate during the reporting period. Since the reporting currency as well as the functional currency of all entities is the U.S. Dollar there is no translation difference recorded.

(e)	Revenue Recognition

Impact of ASC 606 Adoption

In January 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers (ASC 606). Since the Company does not have any existing contracts, ASC 606 will be applied to all future contracts with customers. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The five steps are as follows:

i.	identify the contract with a customer;
ii.	identify the performance obligations in the contract;
iii.	determine the transaction price;
iv.	allocate the transaction price to performance obligations in the contract; and
v.	recognize revenue as the performance obligation is satisfied.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Revenue Recognition (continued)

Revenue from hydrocarbon sales

Revenue from hydrocarbon sales include the sale of hydrocarbon products and are recognized when production is sold to a purchaser at a fixed or determinable price, delivery to the customer has occurred, control has transferred and collectability of the revenue is probable. The Company’s performance obligations are satisfied at a point in time. This occurs when control is transferred to the purchaser upon delivery of contract specified production volumes at a specified point. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced, if required, upon delivery based on volumes at contractually based rates with payment typically received within 30 days after invoice date. Taxes assessed by governmental authorities on hydrocarbon sales, if any, are not included in such revenues, but are presented separately in the accompanying unaudited condensed consolidated comprehensive statements of loss.

Transaction Price Allocated to Remaining Performance Obligations

The Company does not anticipate entering into long-term supply contracts, rather it expects all contracts to be short-term in nature with a contract term of one year or less. The Company intends applying the practical expedient in ASC 606 exempting the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. For contracts with terms greater than one year, the Company will apply the practical expedient in ASC 606 exempting the disclosure of the transaction price allocated to remaining performance obligations if there is any variable consideration to be allocated entirely to a wholly unsatisfied performance obligation. The Company anticipates that the contracts it will enter into, each unit of product will typically represent a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract Balances

The Company does not anticipate that it will receive cash relating to future performance obligations. However if such cash is received, the revenue will be deferred and recognized when all revenue recognition criteria are met.

Disaggregation of Revenue

The Company has limited revenues to date. Disaggregation of revenue disclosures can be found in note 21.

Customers

Due to the nature of the industry and the product the Company sells, the Company anticipates that it will have few customers which will make up the bulk of its revenues.

(f)	General and administrative expenses

General and administrative expenses is presented net of any working interest owners, if any, of the oil and gas properties owned or leased by the Company.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)	Share-based payments

 The Company may grant share purchase options to directors, officers, employees and others providing similar services. The fair value of these share purchase options is measured at grant date using the Black-Scholes option pricing model taking into account the terms and conditions upon which the options were granted. Share-based compensation expense is recognized on a straight-line basis over the period during which the options vest, with a corresponding increase in equity.

The Company may also grant equity instruments to consultants and other parties in exchange for goods and services. Such instruments are measured at the fair value of the goods and services received on the date they are received and are recorded as share-based compensation expense with a corresponding increase in equity. If the fair value of the goods and services received are not reliably determinable, their fair value is measured by reference to the fair value of the equity instruments granted.

(h)	Income taxes

The Company utilizes ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes”. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, the Company would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to recognize any interest and penalties, if any, related to unrecognized tax benefits in tax expense.

(i)	Net income (loss) per share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for share purchase options and share purchase warrants. Under this method, “in-the money” share purchase options and share purchase warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common shares at the average market price during the period.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Cash and cash equivalents

The Company considers all highly liquid investments with original contractual maturities of three months or less to be cash equivalents.

(k)	Accounts receivable

The Company had minimal sales during the period of which all proceeds were collected therefore there are no accounts receivable balances.

(l)	Oil and Gas Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Exploration costs, such as exploratory geological and geophysical costs, and costs associated with delay rentals and exploration overhead are charged against earnings as incurred. Costs of successful exploratory efforts along with acquisition costs and the costs of development of surface mining sites are capitalized.

Site development costs and are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, site development costs remain capitalized as proved properties. Costs of unsuccessful site developments are charged to exploration expense. For site development costs that find reserves that cannot be classified as proved when development is completed, costs continue to be capitalized as suspended exploratory site development costs if there have been sufficient reserves found to justify completion as a producing site and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If management determines that future appraisal development activities are unlikely to occur, associated suspended exploratory development costs are expensed. In some instances, this determination may take longer than one year. The Company reviews the status of all suspended exploratory site development costs quarterly.

Capitalized costs of proved oil and gas properties are depleted by an equivalent unit-of-production method. Proved leasehold acquisition costs, less accumulated amortization, are depleted over total proved reserves, which includes proved undeveloped reserves. Capitalized costs of related equipment and facilities, including estimated asset retirement costs, net of estimated salvage values and less accumulated amortization are depreciated over proved developed reserves associated with those capitalized costs. Depletion is calculated by applying the DD&A rate (amortizable base divided by beginning of period proved reserves) to current period production.

Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proven reserves can be assigned to such properties. The Company assesses its unproven properties for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of those assets may not be recoverable.

Proven properties will be assessed for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of those assets may not be recoverable. Individual assets are grouped for impairment purposes based on a common operating location. If there is an indication the carrying amount of an asset may not be recovered, the asset is assessed for potential impairment by management through an established process. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset, the carrying value is written down to estimated fair value. Because there is usually a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or by comparable transactions. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Oil and Gas Property and Equipment (continued)

Gains or losses are recorded for sales or dispositions of oil and gas properties which constitute an entire common operating field or which result in a significant alteration of the common operating field’s DD&A rate. These gains and losses are classified as asset dispositions in the accompanying consolidated statements of earnings. Partial common operating field sales or dispositions deemed not to significantly alter the DD&A rates are generally accounted for as adjustments to capitalized costs with no gain or loss recognized.

The company capitalizes interest costs incurred and attributable to material unproved oil and gas properties and major development projects of oil and gas properties.

(m)	Other Property and Equipment

Depreciation and amortization of other property and equipment, including corporate and leasehold improvements, are provided using the straight-line method based on estimated useful lives ranging from three to ten years. Interest costs incurred and attributable to major corporate construction projects are also capitalized.

(n)	Asset Retirement Obligations

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. When the assumptions used to estimate a recorded asset retirement obligation change, a revision is recorded to both the asset retirement obligation and the asset retirement cost. The Company’s asset retirement obligations also include estimated environmental remediation costs which arise from normal operations and are associated with the retirement of such long-lived assets. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.

(o)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities for environmental remediation or restoration claims resulting from allegations of improper operation of assets are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Expenditures related to such environmental matters are expensed or capitalized in accordance with the Company’s accounting policy for property and equipment.

(p)	Fair value measurements

Certain of the Company’s assets and liabilities are measured at fair value at each reporting date. Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants. This price is commonly referred to as the “exit price.” Fair value measurements are classified according to a hierarchy that prioritizes the inputs underlying the valuation techniques. This hierarchy consists of three broad levels:

●	Level 1 – Inputs consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. When available, the Company measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

●	Level 2 – Inputs consist of quoted prices that are generally observable for the asset or liability. Common examples of Level 2 inputs include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in markets not considered to be active.

●	Level 3 – Inputs are not observable from objective sources and have the lowest priority. The most common Level 3 fair value measurement is an internally developed cash flow model.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Comparative amounts

The comparative amounts presented in these consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current year.

(r)	Recent accounting standards

Issued Accounting Standards Not Yet Adopted

The Company will evaluate the applicability of the following issued accounting standards and intends to adopt those which are applicable to its activities.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808) Clarifying the Interaction between Topic 808 and Topic 606.

A collaborative arrangement, as defined by the guidance in Topic 808, is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. Topic 808 does not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements is often based on an analogy to other accounting literature or an accounting policy election.

The amendments in this Update provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. The amendments in this Update make targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements as follows:

1.	Clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements.

2.	Add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606

3.	Require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. An entity may not adopt the amendments earlier than its adoption date of Topic 606. The amendments in this Update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. An entity may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606. An entity should disclose its election.

The impact of this ASU on the consolidated financial statements is not expected to be material.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

3.	GOING CONCERN

The Company has incurred losses for several years and, at May 31, 2019, has an accumulated deficit of $75,550,551 (August 31, 2018 - $62,497,396) and working capital (deficiency) of $7,584,498 (August 31, 2018 - $374,567). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These unaudited condensed consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	TRADE AND OTHER RECEIVABLES

The Company’s trade and other receivables consist of:

	May 31, 2019	August 31, 2018

Trade receivables	20,000	-
Goods and services tax receivable	$59,013	$59,013
Other receivables	70,000	345,000
	$149,013	$404,013

Information about the Company’s exposure to credit risks for trade and other receivables is included in Note 24.

5.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

			Principal due	Principal due
	Maturity Date	Interest Rate	May 31, 2019	August 31, 2018

Private debtor	March 15, 2020	5%	76,000	76,000
Private debtor	August 20, 2021	5%	439,000	300,000
Private debtor	August 20, 2021	5%	1,195,223	-
Interest accrued			43,778	5,550
			$1,754,001	$381,150

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

6.	ORE INVENTORY

On June 1, 2015, the Company acquired a 100% interest in TMC Capital LLC, which holds the rights to mine ore from the Asphalt Ridge deposit. The mining and crushing of the bituminous sands has been contracted to an independent third party.

During the nine months ended May 31, 2019, the cost of mining, hauling and crushing the ore, amounting to $270,000 (August 31, 2018: $122,242), was recorded as the cost of the crushed ore inventory.

7.	ADVANCED ROYALTY PAYMENTS

(a)	Advance royalty payments to Asphalt Ridge, Inc.

During the year ended August 31, 2015, the Company acquired TMC Capital, LLC, which has a mining and mineral lease with Asphalt Ridge, Inc. (the TMC Mineral Lease”) (Note 8(a)). The mining and mineral lease with Asphalt Ridge, Inc. required the Company to make minimum advance royalty payments which can be used to offset future production royalties for a maximum of two years following the year the advance royalty payment was made.

On October 1, 2015, the Company and Asphalt Ridge, Inc. amended the advance royalty payments in the TMC Mineral Lease. All previous advance royalty payments required under the original agreement were deemed to be paid in full. The amended advance royalty payments required were: $60,000 per quarter from October 1, 2015 to September 30, 2017, $100,000 per quarter from October 1, 2017 to June 30, 2020 and $150,000 per quarter thereafter.

On March 12, 2016, a second amendment was made to the TMC Mineral Lease. The amended advanced royalty payments required are $60,000 per quarter from October 1, 2015 to February 28, 2018, $100,000 per quarter from March 1, 2018 to December 31, 2020 and $150,000 per quarter thereafter.

Effective February 21, 2018, a third amendment was made to the TMC Mineral Lease. The amended advanced royalty payments required are $100,000 per quarter from July 1, 2018 to June 30, 2020 and $150,000 per quarter thereafter.

On July 1, 2019, a fourth amendment was made to the TMC Mineral Lease, whereby the Company must construct or operate one or more facilities having the capacity to produce an average daily quantity (“ADQ”) of oil or other hydrocarbon products from oil sands mined or extracted from the lease that will achieve at least the following:

●	By December 31, 2019, 80% of an ADQ of 1,000 barrels per day;

●	By December 31, 2020, 80% of an ADQ of 2,000 barrels per day;

●	By December 31, 2022, and for the remainder of the lease, 80% of an ADQ of 3,000 barrels per day.

As at May 31, 2019, the Company has paid advance royalties of $2,190,336 (August 31, 2018 - $1,890,336) to the lease holder, of which a total of $1,290,036 have been used to pay royalties as they have come due under the terms of the TMC Mineral Lease. During the nine months ended May 31, 2019, $300,000 in advance royalties were paid and $198,786 has been used to pay royalties which had matured. The royalties expensed have been recognized in cost of goods sold on the condensed consolidated statement of loss and comprehensive loss.

  As at May 31, 2019, the Company expects to record minimum royalties paid of $417,383 from these advance royalties either against production royalties or for the royalties due within a one year period.

(b)	Unearned advance royalty payments from Blackrock Petroleum, Inc.

During the year ended August 31, 2015, the Company entered into a sublease agreement with Blackrock Petroleum, Inc. (“Blackrock”), pursuant to which it received $170,000 of unearned advance royalties. The sublease was for a portion of the mining and mineral lease with Asphalt Ridge, Inc. (Note 8(a)). Blackrock is a company associated with Accord and the sublease was effectively terminated in the acquisition by the Company of control of Accord on July 4, 2016.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

8.	MINERAL LEASES

	TMC Mineral Lease	POSR Mineral Lease	PQE Mineral Lease	Total
Cost
August 31, 2017	$11,091,388	$-	$-	$11,091,388
Additions	-	19,755	-	19,755
August 31, 2018	11,091,388	19,755	-	11,111,143
Additions	-	-	10,800,000	10,800,000
May 31, 2019	$11,091,388	$19,755	$10,800,000	$21,911,143

Accumulated Amortization
August 31, 2017	$-	$-	$-	$-
Additions	-	-	-	-
August 31, 2018	-	-	-	-
Additions	-	-	-	-
May 31, 2019	$-	$-	$-	$-

Carrying Amount
August 31, 2017	$11,091,388	$-	$-	$11,091,388
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
May 31, 2019	$11,091,388	$19,755	$10,800,000	$21,911,143

(a)	TMC mineral lease

On June 1, 2015, the Company acquired TMC Capital, LLC (“TMC”). TMC holds a mining and mineral lease, subleased from Asphalt Ridge, Inc., on the Asphalt Ridge property located in Uintah County, Utah (the “TMC Mineral Lease”).

The primary term of the TMC Mineral Lease was from July 1, 2013 to July 1, 2018. During the primary term, the Company was required to meet certain requirements for oil production. After July 1, 2018, the TMC Mineral Lease would remain in effect as long as certain requirements for oil production continue to be met by the Company. If the Company failed to meet these requirements, the Lease would automatically terminate 90 days after the calendar year in which the requirements were not met. In addition, the Company was required to make certain advance royalty payments to the lessor (Note 7(a)). The TMC Mineral Lease was subject to a 10% royalty for the first three years and varying percentages thereafter based on the price of oil. An additional 1.6% royalty is payable to the previous lessees of the TMC Mineral Lease. The TMC Mineral Lease also required the Company to make minimum expenditures on the property of $1,000,000 for the first three years, increasing to $2,000,000 for the next three years.

Amendments were made to certain key terms of the TMC Mineral Lease on October 1, 2015, March 1, 2016, February 1, 2018, and November 21, 2018, which are summarized below.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

8.	MINERAL LEASES (continued)

(a)	TMC mineral lease (continued)

Among the amendments, certain properties previously excluded were included in the lease agreement. In addition, the termination clause was amended to read as follows:

(i)	Termination will be automatic if TMC fails to obtain (a) by December 31, 2019, a written financial commitment to fund a second processing facility (or a facility expansion) that will increase the Company’s processing capacity by an additional 1,000 barrels per day (achieving an aggregate capacity of 2,000 barrels per day), and (b) by December 31, 2021, a written financial commitment to fund a third processing facility (or facility expansion) that will increase the Company’s processing capacity by an additional 1,000 barrels per day (achieving an aggregate capacity of 3,000 barrels per day). The Company expects that the cost of constructing each of the two additional processing facilities (or any expansion) will range between $10 million and $12 million, which the Company intends to fund from revenue derived from operations or from third party funding sources.

(ii)	Cessation of operations or inadequate production due to increased operating costs or decreased marketability and if production is not restored to 80% of capacity within three months of any such cessation will cause a termination.

(iii)	Cessation of operations for longer than 180 days during any lease year or 600 days in any three consecutive years will cause a termination.

(iv)	From and after July 1, 2023, a failure of PQE’s processing facility to produce a minimum of 80% of a rated capacity of 3,000 barrels per day during a period of at least 180 calendar days during any lease year, the Lease may be terminated by the lessor.

(v)	TMC may surrender the lease with 30 days written notice.

(vi)	In the event of a breach of the material terms of the lease, the lessor will inform TMC in writing and TMC will have 30 days to cure any monetary breach and 150 days to cure any non-monetary breach.

Terms to advance royalties required were amended to read as follows:

(i)	From July 1, 2018 to June 30, 2020, minimum payments of $100,000 per quarter.

(ii)	From July 1, 2020, minimum payments of $150,000 per quarter.

(iii)	Minimum payments commencing on July 1, 2020 will be adjusted for CPI inflation.

Production royalties payable are amended to 8% of the gross sales revenue, subject to certain adjustments up until June 30, 2020. After that date, royalties will be calculated on a sliding scale based on crude oil prices ranging from 8% to 16% of gross sales revenues, subject to certain adjustments.

(b)	Petroteq Oil Recovery, LLC mineral lease (the “SITLA Mineral Lease”)

On June 1, 2018, the Company acquired mineral rights under two mineral leases entered into between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and Petroteq Oil Sands Recovery, LLC (“POSR”), as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease (collectively, the “SITLA Mineral Leases”).

The SITLA Leases have a primary term of ten (10) years, and will remain in effect thereafter for as long as (a) bituminous sands are produced in paying quantities, or (b) POSR is otherwise engaged in diligent operations, exploration or development activity and certain other conditions are satisfied. Generally, the term of the SITLA Leases may not be extended beyond the twentieth year of their effective dates except by production in paying quantities. An annual minimum royalty of $10 per acre must be paid during the first ten years of the SITLA Leases; from and after the 11th year of the leases, the annual minimum royalty may be adjusted by the lessor based on certain “readjustment” provisions in the SITLA Leases. Annual minimum royalties paid in any lease year may be credited against production royalties accruing in the same year.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

8.	MINERAL LEASES (continued)

(b)	Petroteq Oil Recovery, LLC mineral lease (the “SITLA Mineral Lease”) (continued)

The SITLA Leases provide that POSR must pay: (i) an annual rent equal to the greater of $1 per acre or a fixed sum of $500 (without regard to acreage); and (ii) a production royalty of 8% of the market price received for products produced from the leases at the point of first sale, less reasonable actual costs of transportation to the point of first sale. After the tenth year of the leases, the lessor may increase the royalty rate by as much as one percent (1%) per year up to a maximum of 12.5%, subject to a proviso that production royalties under the leases shall never be less than $3.00/bbl during the term of the leases). As the sole lessee under the SITLA Leases, POSR owns 100% of the working interests under the leases, subject to payment of annual rentals, advance annual minimum royalties, and production royalties.

(c)	The BLM Leases

In April 2019, TMC acquired an undivided 50% of the operating rights and interests relating to oil sands under certain U.S. federal oil and gas leases encompassing approximately 8,480 gross acres (4,240 net acres, less royalty) located in P.R. Springs and the Tar Sands Triangle regions in the State of Utah (the “BLM Leases”), consisting of the right to explore for and produce oil from oil sands formations and deposits from the surface down to a subsurface depth of 1,000 feet, for gross proceeds of $10,800,000 of which $1,800,000 was paid in cash and the remaining $9,000,000 was settled by the issue of 15,000,000 common shares at $0.40 per share. The operating rights assigned and transferred to TMC under certain of the BLM Leases also grant to TMC the right, subject to similar depth limitation, to explore for and produce oil and gas from conventional sources. Each of the BLM Leases includes lands that are located within a “Special Tar Sands Area” or “STSA”, a geographic area that has been designated by the (U.S.) Department of Interior as containing substantial deposits of oil sands. Under the BLM Leases, production royalties are governed by BLM regulations and are payable to the U.S. Department of Interior at the rate of 12.5% of the amount or value of the production removed and sold. The interests acquired by TMC under the BLM Leases are also subject to a 6.25% overriding royalty reserved by predecessors-in-title.

The BLM Leases were originally issued by the U.S. Bureau of Land Management (“BLM”) under the Mineral Leasing Act of 1920 (the “MLA”). However, because the definition of “oil” in the MLA prior to 1981 did not include oil produced from oil sands, the BLM Leases (and all other federal onshore mineral leases issued prior to 1981) did not authorize the development and recovery of oil from oil sands, tar sands and bitumen-impregnated rocks and sediments. The Combined Hydrocarbon Leasing Act of 1981 (“CHL Act”) expanded the definition of “oil” to include oil produced from oil sands and bitumen deposits and authorized the issuance of new “combined hydrocarbon leases” or “CHLs” that permit exploration and production of oil and gas from both conventional sources and from oil sands deposits.

For federal onshore mineral leases that were in effect on November 16, 1981 (the CHL Act’s enactment date) and included lands located within an STSA, the CHL Act granted to lessees the right to convert such leases to new CHLs. Upon issuance by BLM, each CHL will constitute a new lease that will remain in effect for a primary term of ten (10) years and thereafter for as long as oil or gas is produced in paying quantities.

Each of the BLM Leases has been included in an application to BLM requesting their conversion to new CHLs. During the pendency of such applications, the term (and any operations) of the BLM Leases are in “suspension status” under BLM regulations until the new CHLs are issued.

On July 22, 2019, the Company closed its acquisition of its previously announced agreement for the acquisition of the remaining 50% of the operating rights and interests relating to the BLM Leases.

The total consideration payable for the acquisition will be $13 million, with $1 million payable in cash and $12 million payable in shares, namely 30 million common shares of the Company, at a deemed value of $0.40 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

9.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Plant and Equipment	Total
Cost
August 31, 2017	$16,846,500	$315,967	$17,162,467
Additions	6,254,535	78,588	6,333,123
August 31, 2018	23,101,035	394,555	23,495,590
Additions	7,807,440	43,613	7,851,053
May 31, 2019	$30,908,475	$438,168	$31,346,643

Accumulated Amortization
August 31, 2017	$2,148,214	$107,300	$2,255,514
Additions	-	51,181	51,181
August 31, 2018	2,148,214	158,481	2,306,695
Additions	-	54,316	54,316
May 31, 2019	$2,148,214	$212,797	$2,361,011

Carrying Amount
August 31, 2017	$14,698,286	$208,667	$14,906,953
August 31, 2018	$20,952,821	$236,074	$21,188,895
May 31, 2019	$28,760,261	$225,371	$28,985,632

(a)	Oil Extraction Plant

In June 2011, the Company commenced the development of an oil extraction facility on its mineral lease in Maeser, Utah and entered into construction and equipment fabrication contracts for this purpose. On September 1, 2015, the first phase of the plant was completed and was ready for production of hydrocarbon products for resale to third parties. During the year ended August 31, 2017 the Company began the dismantling and relocating the oil extraction facility to its TMC Mineral Lease facility to improve production and logistical efficiencies whilst continuing its project to increase production capacity to a minimum capacity of 1,000 barrels per day. The plant has been relocated to the TMC mining site and expansion of the plant to production of 1,000 barrels per day has been substantially completed.

The cost of construction includes capitalized borrowing costs for the nine months ended May 31, 2019 of $nil (year ended August 31, 2018: $18,666) and total capitalized borrowing costs as at May 31, 2019 of $2,230,746 (August 31, 2018 - $2,230,746).

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 1,000 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company reevaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (see Note 10(a)) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the three and nine months ended May 31, 2019 and the 2018 fiscal year as there has only been test production during that period.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

10.	INTANGIBLE ASSETS

Oil Extraction Technology
Cost
August 31, 2017	$809,869
Additions	-
August 31, 2018	809,869
Additions	-
May 31, 2019	$809,869

Accumulated Amortization
August 31, 2017	$102,198
Additions	-
August 31, 2018	102,198
Additions	-
May 31, 2019	$102,198

Carrying Amounts
August 31, 2017	$707,671
August 31, 2018	$707,671
May 31, 2019	$707,671

(a)	Oil extraction technologies

During the year ended August 31, 2012, the Company acquired a closed-loop solvent based oil extraction technology which facilitates the extraction of oil from a wide range of bituminous sands and other hydrocarbon sediments. The Company has filed patents for this technology in the USA, Russia and Canada and has employed it in its oil extraction plant. The Company commenced partial production from its oil extraction plant on September 1, 2015 and was amortizing the cost of the technology over fifteen years, the expected life of the oil extraction plant. Since the Company has substantially completed the increase in capacity of the plant to 1,000 barrels during fiscal 2018, and expects to further expand the capacity to an additional 3,000 daily, it determined that a more appropriate basis for the amortization of the technology is the units of production at the plant after commercial production resumes. No amortization of the technology was recorded during the three and nine months ended May 31, 2019 and for the 2018 fiscal year.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at May 31, 2019 and August 31, 2018 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at May 31, 2019 and August 31, 2018 consist primarily of other operating expenses and interest accruals on long-term debt (see Note 12) and convertible debentures (see Note 13).

Information about the Company’s exposure to liquidity risk is included in Note 24.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

12.	DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2019	August 31, 2018

Private lenders	December 2, 2018	10.00%	$200,000	$200,000
Private lenders	May 1, 2019	5.00%	557,501	632,512
Private lenders	September 17, 2019	10.00%	100,000	-
Private lenders	July 28, 2020	10.00%	-	120,900
Private lenders	August 31, 2020	5.00%	-	70,900
Equipment loans	April 20, 2020 – November 7, 2021	4.30 - 12.36%	455,032	602,239
Total loans			$1,312,533	$1,626,551

The maturity date of the long-term debt is as follows:

	May 31, 2019	August 31, 2018

Principal classified as repayable within one year	$1,060,124	$1,027,569
Principal classified as repayable later than one year	252,409	598,982
	$1,312,533	$1,626,551

(a)	Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on September 2, 2018. The loan is guaranteed by the Chairman of the Board. The loan was repaid on September 4, 2018. On October 30, 2018 the Company received a further advance of $350,000 from the same lender, bearing interest at 0% per annum and repayable on demand. On January 31, 2019, the Company repaid $150,000 of the principal outstanding.

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures bear interest at a rate of 12% per annum, maturing on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 have been converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

12.	DEBT (continued)

(a)	Private lenders (continued)

(iii)	On October 4, 2018, the Company received an advance of $100,000 from Bay Private Equity in terms of a debenture line of credit of $9,500,000 made available to the Company. The debenture matures on September 17, 2019 and bears interest at 10% per annum. As compensation for the debenture line of credit the Company issued 950,000 commitment shares to Bay Private Equity and a further 300,000 shares as a finder’s fee to a third party.

(iv)	The Company received advances from a private lender during the years ended August 31, 2018 and 2017 in the form of unsecured promissory notes. The promissory note matures on July 28, 2020, and bears interest at 10% per annum. The Company repaid the remaining private lender and advanced the lender a further $1,195,123 (see note 6).

(v)	The Company received advances from a private lender during the year ended August 31, 2018 and 2017 in the form of unsecured promissory notes. This promissory note matures on August 31, 2020 and bear interest at 5% per annum. On May 31, 2019, in terms of a debt settlement agreement entered into, the Company issued 363,073 shares of common stock at an issue price of $0.30 per share to settle the outstanding liability of $70,900 including interest thereon of $27,130.

(b)	Equipment loans

The Company entered into two equipment loan agreements with financial institutions to acquire equipment for the oil extraction facility. The loans had a term of 60 months and bore interest at rates between 4.3% and 4.9% per annum. Principal and interest were paid in monthly installments. These loans were secured by the acquired assets.

On May 7, 2018, the Company entered into a negotiable promissory note and security agreement with Commercial Credit Group to acquire a crusher from Power Equipment Company for $660,959. An implied interest rate was calculated as 12.36% based timing on the initial repayment of $132,200 and subsequent 42 monthly instalments of $15,571. The promissory note was secured by the equipment financed.

13.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2019	August 31, 2018

Alpha Capital Anstalt	October 31, 2018	5.00%	$-	$56,500
Private lenders	January 1, 2019	0.00%	-	201,904
GS Capital Partners	May 1, 2019	12.00%	143,750	-
Calvary Fund I LP	September 4, 2019	10.00%	250,000	250,000
Calvary Fund I LP	September 4, 2019	10.00%	250,000	-
SBI Investments LLC	September 4, 2019	10.00%	250,000	-
Bay Private Equity, Inc.	September 17, 2019	5.00%	2,900,000	-
Bay Private Equity, Inc	October 15, 2019	5.00%	2,400,000	-
			6,193,750	508,404
Unamortized debt discount			(936,190)	-
Total loans			$5,257,560	$508,404

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

The maturity date of the convertible debentures are as follows:

	May 31, 2019	August 31, 2018

Principal classified as repayable within one year	$5,257,560	$258,404
Principal classified as repayable later than one year	-	250,000
	$5,257,560	$508,404

(a)	Alpha Capital Anstalt

On August 31, 2017, the Company issued a convertible secured note for $565,000 to Alpha Capital Anstalt. The convertible secured note bears interest at a rate of 5% per annum and matures on October 31, 2018. The convertible secured note is convertible into units, consisting of one common share of the Company and one common share purchase warrant of the Company, at a conversion price of $0.29 per unit until August 31, 2022. Each warrant would entitle the holder to acquire one additional common share at an exercise price of $0.315 per share until August 31, 2022. The convertible secured note is secured by all of the assets of the Company.

From December 19, 2017 to May 22, 2018, a total of $508,500 of the principal of the convertible secured notes was converted into 1,753,447 units. From March 16, 2018 to July 11, 2018, Alpha Capital Anstalt exercised a total of 1,753,447 warrants to purchase 1,753,447 common shares of the Company. On December 3, 2018, the remaining $56,500 and accrued interest thereon of $13,479 was settled by the issue of 145,788 common shares.

(b)	Private lenders

According to the terms of an amendment made with two debenture holders and the Company on February 9, 2018, a portion of their debentures was convertible into common shares (see Note 12(a)(iii)). On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company through the issue of 316,223 common shares of the Company

(c)	GS Capital Partners

During December 2018, the Company issued a convertible debenture of $143,750 including an original issue discount of $18,750, together with warrants exercisable for 260,416 shares of common stock at an exercise price of $0.48 per share with a maturity date of April 29, 2019. The debenture has a term of four months and one day and bears interest at a rate of 10% per annum payable at maturity and at the option of the holder the purchase amount of the debenture (excluding the original issue discount of 15%) is convertible into 260,416 common shares of the Company at $0.48 per share in accordance with the terms and conditions set out in the debenture.

(d)	Calvary Fund I LP

On September 4, 2018, the Company issued units to Calvary Fund I LP for $250,000, which was originally advanced on August 9, 2018. The units consist of 250 units of $1,000 convertible debenture and 1,149,424 commons share purchase warrants. The convertible debenture bears interest at 10%, matures on September 4, 2019 and is convertible one common share of the Company at a price of $0.87 per common share. The common share purchase warrants entitle the holder to acquire additional common shares of the Company at a price of $0.87 per share and expires on September 4, 2019.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(e)	Calvary Fund I LP

On October 12, 2018, the Company entered into an agreement with Calvary Fund I LP whereby the Company issued 250 one year units for proceeds of $250,000, each unit consisting of a $1,000 principal convertible unsecured debenture, bearing interest at 10% per annum and convertible into common shares at $0.86 per share, and a warrant exercisable for 1,162 common shares at an exercise price of $0.86 per share.

(f)	SBI Investments, LLC

On October 15, 2018, the Company entered into an agreement with SBI Investments LLC whereby the Company issued 250 one year units for proceeds of $250,000, each debenture consisting of a $1,000 principal convertible unsecured debenture, bearing interest at 10% per annum and convertible into common shares at $0.86 per share, and a warrant exercisable for 1,162 shares of common stock at an exercise price of $0.86 per share.

(g)	Bay Private Equity, Inc.

On September 17, 2018, the Company issued 3 one year convertible units of $1,100,000 each to Bay Private Equity, Inc. (“Bay”) for net proceeds of $2,979,980 related to this agreement. These units bear interest at 5% per annum and mature one year from the date of issue. Each unit consists of one senior secured convertible debenture of $1,100,000 and 250,000 common share purchase warrants. Each convertible debenture may be converted to common shares of the Company at a conversion price of $1.00 per share. Each common share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $1.10 per share for one year after the issue date. On January 23, 2019, $400,000 of the principal outstanding was repaid out of the proceeds raised on the Bay Private Equity convertible debenture (see Note 13(h)).

(h)	Bay Private Equity, Inc.

On January 16, 2019, the Company issued a convertible debenture of $2,400,000, including an original issue discount of $400,000, to Bay for net proceeds of $2,000,000 related to this agreement. The convertible debenture bears interest at 5% per annum and matures on October 19, 2019. The convertible debenture may be converted to 5,000,000 common shares of the Company at a conversion price of $0.40 per share. $400,000 of the proceeds raised was used to repay a portion of the $3,300,000 convertible debenture issued to Bay Private Equity on September 17, 2018 (see Note 13(g)).

14.	RECLAMATION AND RESTORATION PROVISIONS

	Oil Extraction Facility	Site Restoration	Total

Balance at August 31, 2017	$364,140	$208,080	$572,220
Accretion expense	7,283	4,161	11,444
Balance at August 31, 2018	371,423	212,241	583,664
Accretion expense	5,571	3,184	8,755
Balance at May 31, 2019	$376,994	$215,425	$592,419

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

14.	RECLAMATION AND RESTORATION PROVISIONS (continued)

(a)	Oil Extraction Plant

In accordance with the terms of the lease agreement, the Company is required to dismantle its oil extraction plant at the end of the lease term, which is expected to be in 25 years. During the year ended August 31, 2015, the Company recorded a provision of $350,000 for dismantling the facility.

Because of the long-term nature of the liability, the greatest uncertainties in estimating this provision are the costs that will be incurred and the timing of the dismantling of the oil extraction facility. In particular, the Company has assumed that the oil extraction facility will be dismantled using technology and equipment currently available and that the plant will continue to be economically viable until the end of the lease term.

The discount rate used in the calculation of the provision as at May 31, 2019 and August 31, 2018 is 2.0%.

(b)	Site restoration

In accordance with environmental laws in the United States, the Company’s environmental permits and the lease agreements, the Company is required to restore contaminated and disturbed land to its original condition before the end of the lease term, which is expected to be in 25 years. During the year ended August 31, 2015, the Company provided $200,000 for this purpose.

The site restoration provision represents rehabilitation and restoration costs related to oil extraction sites. This provision has been created based on the Company’s internal estimates. Significant assumptions in estimating the provision include the technology and equipment currently available, future environmental laws and restoration requirements, and future market prices for the necessary restoration works required.

The discount rate used in the calculation of the provision as at May 31, 2019 and August 31, 2018 is 2.0%.

15.	SHARE CAPITAL

Authorized:	unlimited common shares without par value
Issued and Outstanding:	131,797,097 common shares as at May 31, 2019.

Between September 4, 2018 and May 31, 2019, the Company issued 5,216,034 shares of common stock to several investors in settlement of $2,368,562 of trade debt.

Between September 1, 2018 and April 1, 2019, the Company issued 1,375,000 shares valued at $1,354,861 as compensation for professional services rendered to the Company, including 1,250,000 shares of common stock issued as fees for the Bay Private Equity convertible debt raise (see Note 13(g)).

On September 6, 2018, the Company issued 1,234,567 units to an investor for net proceeds of $1,000,000. Each unit consists of one share of common stock and three quarters of a share purchase warrant for a total warrant exercisable over 925,925 shares of common stock.

On September 28, 2018, the Company issued 316,223 shares to two private investors in settlement of the remaining portion of their convertible debt of $255,078 (see Note 13(b)).

On October 11, 2018, the Company issued 81,229 shares of common stock to investors for net proceeds of $79,605. In addition, a further 752,040 units were issued to investors for net proceeds of $737,000. Each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at exercise prices ranging from $1.35 to $1.50.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

15.	SHARE CAPITAL (continued)

On November 7, 2018, the Company issued 320,408 units to investors for net proceeds of $169,000. Each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price ranging from $0.61 to $0.66 per share.

On December 3, 2018, the Company issued 145,788 shares of common stock to a private investors in settlement of the remaining portion of their convertible debt of $56,500 including interest thereon of $13,479 (see Note 13(a)).

On December 7, 2018, the Company issued a total of 3,868,970 shares of common stock to investors for net proceeds of $2,190,200. Certain of the subscription agreements were unit agreements, whereby warrants exercisable over 3,373,920 shares of common stock were issued to investors at exercise prices ranging from $0.67 to $1.50 per share.

On December 7, 2018, the Company issued 1,190,476 units to an investor for net proceeds of $500,000, each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price of $0.525 per share.

On January 10, 2019, the company issued a total of 1,522,080 shares of common stock to investors for net proceeds of $645,100. Certain of the subscription agreements were unit agreements, whereby warrants exercisable over 1,437,557 shares of common stock were issued to investors at an exercise price of $1.50 per share.

On January 11, 2019, the Company issued 307,692 units to an investor for net proceeds of $200,000, each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price of $1.50 per share.

On January 25, 2019, the Company issued 147,058 units to an investor for net proceeds of $50,000, each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price of $0.37 per share.

On February 27, 2019, the Company issued a total of 7,242,424 shares of common stock to investors for net proceeds of $2,390,000.

On February 27, 2019, the Company issued 135,135 units to an investor for net proceeds of $50,000, each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price of $0.37 per share.

On February 27, 2019, the CEO of the Company subscribed for 62,500 shares of common stock for net proceeds of $25,000.

On March 11, 2019, the Chairman of the Board subscribed for 2,222,222 shares of common stock for net proceeds of $1,000,000.

On March 29, 2019 the Company cancelled 18,518 shares previously issued to an investor and returned the subscription proceeds of $10,000.

On March 29, 2019, the Company issued 1,481,481 units to an investor for net proceeds of $400,000, each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price of $0.465 per share. In addition, the Company issued 248,782 shares of common stock to investors for gross proceeds of $82,000.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

15.	SHARE CAPITAL (continued)

On April 1, 2019, the Company issued 15,000,000 shares valued at $9,000,000 in settlement of the remaining purchase consideration in terms of the acquisition of the BLM leases disclosed under note 8 above.

On May 22, 2019, the Company issued 3,431,828 units to investors for gross proceeds of $886,950, each unit consisting of one share of common stock and one warrant exercisable for a share of common stock at exercise prices ranging from $0.28 to $1.50 per share, in addition, the Company issued a further 35,714 shares to a private investor for gross proceeds of $25,000.

On May 22, 2019, the Company issued 308,333 shares of common stock to the Chairman of the Board for gross proceeds of $74,000.

16.	SHARE PURCHASE OPTIONS

(a)	Stock option plan

The Company has a stock option plan which allows the Board of Directors of the Company to grant options to acquire common shares of the Company to directors, officers, key employees and consultants. The option price, term and vesting are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of the TSX Venture Exchange. The stock option plan is a 20% fixed number plan with a maximum of 17,969,849 common shares reserved for issuance.

During the three and nine months ended May 31, 2019, no share options were granted. During the year ended August 31, 2018 the Company granted 9,775,000 share options to directors, officers and consultants of the Company. The weighted average fair value of the options granted was estimated at $0.87 per share at the grant date using the Black-Scholes option pricing model.

On December 31, 2018, options to acquire 50,000 shares of common stock, at an exercise price of CAD$4.80 expired, unexercised.

(b)	Share purchase options

Share purchase option transactions under the stock option plan were:

Share purchase options outstanding and exercisable as at May 31, 2019 are:

Expiry Date	Exercise Price	Options Outstanding	Options Exercisable

February 1, 2026	CAD $5.85	33,333	33,333
November 30, 2027	CAD $2.27	1,425,000	1,425,000
June 5, 2028	CAD $1.00	8,350,000	3,400,000
		9,808,333	4,858,333
Weighted average remaining contractual life		8.9 years	8.9 years
Weighted average exercise price		CAD $1.20	CAD $1.41

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

17.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at May 31, 2019 are:

Expiry Date	Exercise Price	Warrants Outstanding
August 19, 2019	USD $7.50	66,665
September 4, 2019	USD $0.87	287,356
September 17, 2019	USD $1.10	750,000
October 12, 2019	USD $0.86	290,500
October 15, 2019	USD $ 0.86	290,500
November 5, 2019	CAD $28.35	25,327
January 25, 2020	USD $0.37	147,058
February 27, 2020	USD $0.37	135,135
March 9, 2020	USD $1.50	114,678
May 22, 2020	USD $0.28	678,571
May 22, 2020	USD $0.30	1,554,165
June 7, 2020	USD $0.525	1,190,476
June 14, 2020	USD $1.50	329,080
July 26, 2020	USD $1.50	1,637,160
August 28, 2020	USD $0.94	1,311,242
August 28, 2020	USD $1.00	246,913
August 28, 2020	USD $1.50	35,714
September 6, 2020	USD $1.01	925,925
October 11, 2020	USD $ 1.35	510,204
October 11, 2020	USD $1.50	10,204
November 7, 2020	USD $0.61	20,408
November 7, 2020	USD $0.66	300,000
November 8, 2020	USD $1.01	918,355
December 7, 2020	USD $0.67	185,185
December 7, 2020	USD $1.50	3,188,735
January 10, 2021	USD $1.50	1,437,557
January 11, 2021	USD $1.50	307,692
Mar 29, 2021	USD $0.465	1,481,481
April 8, 2021	CAD $4.73	57,756
May 22, 2021	USD $0.91	6,000,000
May 22, 2021	USD $0.30	1,133,333
May 22, 2021	USD $1.50	65,759
		25,633,134
Weighted average remaining contractual life		1.45 years
Weighted average exercise price	USD $0.99

From September 6, 2018 to December 28, 2019, the Company issued 1,878,772 warrants to convertible debt note holders in terms of subscription unit agreements entered into with the convertible note holders (see Note 13(c) to 13 (h)). The fair value of the warrants granted was estimated using the relative fair value method at between $0.07 to $0.39 per warrant.

From September 6, 2018 to May 22, 2019, the Company issued 13,271,888 warrants in terms of common share subscription agreements entered into with various investors. The fair value of the warrants granted was estimated using the relative fair value method at between $0.09 and $0.36 per warrant.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

17.	SHARE PURCHASE WARRANTS (continued)

On November 8, 2018, the Company issued 918,355 warrants to certain debt holders in settlement of certain debt. The fair value of the warrants granted was estimated using a black Scholes valuation method at $0.42 per warrant.

The warrants issued in terms of the convertible debt subscription agreements during the nine months ended May 31, 2019, were valued at $557,407 using the relative fair value method. The fair value of warrants was estimated using the Black-Scholes valuation model.

The warrants issued in terms of share subscription agreements entered into during the nine months ended May 31, 2019, were valued at $2,097,215 using the relative fair value method. The fair value of warrants was estimated using the Black-Scholes valuation model.

The following assumptions were used in the Black Scholes valuation model:

Nine months ended May 31, 2019
Share price	CAD $0.40 to CAD $1.55
Exercise price	CAD $0.38 to CAD $2.01
Expected share price volatility	88% to 137%
Risk-free interest rate	1.55% to 2.34%
Expected term	1 to 2 years

18.	DILUTED LOSS PER SHARE

The Company’s potentially dilutive instruments are convertible debentures and share purchase options and share purchase warrants. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the nine months ended May 31, 2019 and 2018, the following share purchase options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the results of the computation was anti-dilutive:

	Nine months ended May 31, 2019	Nine months ended May 31, 2018

Share purchase options	9,808,333	1,508,333
Share purchase warrants	25,633,134	7,034,531
Convertible securities	11,084,020	235,344
	46,525,487	8,778,208

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

19.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these unaudited condensed consolidated financial statements are:

(a)	Key management personnel and director compensation

The remuneration of the Company’s directors and other members of key management, who have the authority and responsibility for planning, directing, and controlling the activities of the Company, consist of the following amounts:

	Three months ended
	May 31, 2019	May 31, 2018

Salaries, fees and other benefits	$162,114	$195,300
Share-based compensation	305,413	-
	$467,527	$195,300

	Nine months ended
	May 31, 2019	May 31, 2018

Salaries, fees and other benefits	$523,620	$484,800
Share-based compensation	916,239	2,505,647
	$1,439,859	$2,990,447

At May 31, 2019, $326,957 (August 31, 2018: $1,065,392) was due to members of key management and directors for unpaid salaries, expenses and directors’ fees.

During the three and nine months ended May 31, 2019 and 2018, no common shares were granted as compensation to key management and directors of the Company.

(b)	Transactions with directors and officers

On November 8, 2018 the Company entered into a debt settlement agreement with Robert Dennewald, a director of the Company, whereby the company issued 28,880 shares of common stock in settlement of $23,393 of travel related payables.

On February 25, 2019, the Company entered into debt settlement agreements whereby directors’ fees owing to the directors were settled by the issue of shares of common stock as follows:

Name	Description	Amount	Shares issued

Aleksandr Blyumkin	Directors fees	$61,989	154,972
Gerald Bailey	Directors fees	61,989	154,972
Travis Schneider	Directors fees	18,841	47,102
Robert Dennewald	Directors fees	61,989	154,972
David Sealock	Directors fees	3,107	7,767
		$207,915	519,785

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

19.	RELATED PARTY TRANSACTIONS (continued)

(b)	Transactions with directors and officers (continued)

On February 27, 2019, the CEO of the Company subscribed for 62,500 shares of common stock for gross proceeds of $25,000.

On March 5, 2019, the Chairman of the Board, subscribed for 2,222,222 shares of common stock for gross proceeds of $1,000,000.

On March 29, 2019, Nefco Petroleum, a Company controlled by the Chairman of the Board, subscribed for 197,058 shares of common stock for gross proceeds of $67,000.

On May 22, 2019, the Chairman of the Board, subscribed for 308,333 shares of common stock for gross proceeds of $74,000.

On May 31, 2019, Palmira Associates, a Company controlled by the Chairman of the Board, entered into a debt settlement agreement whereby debt of $98,030 was settled by the issue of 363,073 shares of common stock.

(c)	Due to/from director

As of May 31, 2019, and August 31, 2018, the Company owed various private companies controlled by the Chairman of the Board the aggregate sum of $nil and $nil, respectively.

As at August 31, 2017, the Company had received loans of $419,322 from the Chairman of the Board. These loans were interest free and were repaid prior to August 31, 2018.

On September 4, 2018, the Company entered into a Debt Settlement Agreement whereby it agreed to convert $249,285 of advances made to the Company by the Chairman of the Board into 336,871 common shares at a conversion price of $0.74 per share.

As at May 31, 2019, the Chairman of the Board owed the Company $272,820.

20.	INVESTMENT IN JOINT VENTURE

On November 11, 2016, the Company and three other parties entered into a joint venture for the operation of a website for careers in the oil and gas industry. The Company has a 25% interest in this joint venture and has made advances of $68,331 to the joint venture as of August 31, 2017. The joint venture has not commenced operations as of May 31, 2019.

In November 2017, the Company entered into an agreement with First Bitcoin Capital Corp. (“FBCC”), a global developer of blockchain-based applications, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry to be marketed to oil and gas producers and operators. On January 8, 2018, the Company paid the first instalment of $100,000 to FBCC and is currently renegotiating the terms of the agreement. The initial $100,000 has been applied to operating costs incurred by Petrobloq, LLC related to an office lease beginning March 1, 2018 and research costs related to payments to the development team consisting of four employees. A further $106,500 was advanced to First Bitcoin Capital during the nine months ended May 31, 2019. These funds were used to fund certain operating costs and payments to the development team.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

21.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the three and nine months ended May 31, 2019 and 2018: oil extraction and processing operations and mining operations.

Once the expansion of the plant has reached a stage of completion where it is viable to commence production and the requisite licenses have been obtained, the Company’s oil extraction segment will be able to commence commercial production and will generate revenue from the sale of hydrocarbon products to third parties.

The presentation of the condensed consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were minimal operations in the mining operations segment during the three and nine months ended May 31, 2019 and 2018. Other information about reportable segments are:

	May 31, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Additions to non-current assets	$7,851	$10,800	$18,651
Reportable segment assets	37,291	19,655	56,946
Reportable segment liabilities	$10,584	$169	$10,753

	May 31, 2018
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Additions to non-current assets	$3,025	$-	$3,025
Reportable segment assets	22,959	9,047	32,006
Reportable segment liabilities	$7,821	$169	$7,990

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

21.	SEGMENT INFORMATION (continued)

Segment operating results are as follows:

	May 31, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

External Revenues	$59	$-	$59
Cost of Goods Sold	729	199	928
Gross Loss	(670)	(199)	(869)
Operating Expenses
General and administrative	593	13	606
Travel and promotion	1,959	-	1,959
Professional fees	3,363	-	3,363
Legal fees	1,343	-	1,343
Research and development	113	-	113
Salaries and wages	1,043	-	1,043
Share-based compensation	916	-	916
Loss on settlement of liabilities	98	-	98
Loss on convertible debt	100	-	100
Interest expense	2,534	-	2,534
Equity loss	150	-	150
Other income	(95)	-	(95)
Depreciation and amortization	54	-	54
Net loss	$12,841	$212	$13,053

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

21.	SEGMENT INFORMATION (continued)

Segment operating results are as follows:

	May 31, 2018
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

External Revenues	$-	$-	$-
Cost of Goods Sold	29	205	234
Gross Loss	(29)	(205)	(234)
Operating Expenses
General and administrative	401	11	412
Travel and promotion	2,087	-	2,087
Professional fees	1,576	-	1,576
Legal fees	140	-	140
Salaries and wages	639	-	639
Share-based compensation	2,523	-	2,523
Gain on settlement of liabilities	(216)	-	(216)
Interest expense	323	-	323
Other income	(51)	-	(51)
Equity income from investment in Accord Energy	-	-	-
Depreciation and amortization	890	-	890
Net loss	$8,341	$216	$8,557

22.	COMMITMENTS

The Company has entered into two office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

2019	$33,615
2020	124,440
2021	101,220
2022	78,000
2023	$65,000

For the nine months ended May 2019, the Company made $51,883 (2018 - $nil) in office lease payments.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

23.	MANAGEMENT OF CAPITAL

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern and to maintain a flexible capital structure which optimizes the costs of capital at an acceptable level. The Company considers its capital for this purpose to be its shareholders’ equity and long-term liabilities.

The Company manages its capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may seek additional financing or dispose of assets.

In order to facilitate the management of its capital requirements, the Company monitors its cash flows and credit policies and prepares expenditure budgets that are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The budgets are approved by the Board of Directors. There are no external restrictions on the Company’s capital.

24.	MANAGEMENT OF FINANCIAL RISKS

The risks to which the Company’s financial instruments are exposed to are:

(a)	Credit risk

Credit risk is the risk of unexpected loss if a customer or third party to a financial instrument fails to meet contractual obligations. The Company is exposed to credit risk through its cash held at financial institutions, trade receivables from customers and notes receivable.

The Company has cash balances at various financial institutions. The Company has not experienced any loss on these accounts, although balances in the accounts may exceed the insurable limits. The Company considers credit risk from cash to be minimal.

Credit extension, monitoring and collection are performed for each of the Company’s business segments. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by a review of the customer’s credit information.

Accounts receivable, collections and payments from customers are monitored and the Company maintains an allowance for estimated credit losses based upon historical experience with customers, current market and industry conditions and specific customer collection issues.

At May 31, 2019 and August 31, 2018, the Company had minimal trade receivables. The Company considers it maximum exposure to credit risk to be its trade and other receivables and notes receivable.

(b)	Interest rate risk

Interest rate risk is the risk that changes in interest rates will affect the fair value or future cash flows of the Company’s financial instruments. The Company is exposed to interest rate risk as a result of holding fixed rate investments of varying maturities as well as through certain floating rate instruments. The Company considers its exposure to interest rate risk to be minimal.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

24.	MANAGEMENT OF FINANCIAL RISKS (continued)

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities as they become due. The Company’s approach to managing liquidity is to ensure, as far as possible, that it will always have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses.

The following are the remaining contractual maturities of financial liabilities at the reporting date. The amounts are gross and undiscounted and include estimated interest payments. The Company has included both the interest and principal cash flows in the analysis as it believes this best represents the Company’s liquidity risk.

At May 31, 2019
		Contractual cash flows
(in ’000s of dollars)	Carrying amount	Total	1 year or less	2 - 5 years	More than 5 years
Accounts payable	$2,058	$2,058	$2,058	$-	$-
Accrued liabilities	748	748	748	-	-
Convertible debenture	5,258	6,516	6,516	-	-
Long-term debt	1,313	1,516	1,236	280	-
	$9,377	$10,838	$10,558	$280	$-

At August 31, 2018
		Contractual cash flows
(in ’000s of dollars)	Carrying amount	Total	1 year or less	2 - 5 years	More than 5 years
Accounts payable	$1,102	$1,102	$1,102	$-	$-
Accrued liabilities	1,900	1,900	1,900	-	-
Convertible debenture	508	533	258	275	-
Long-term debt	1,627	1,880	1,159	721	-
	$5,137	$5,415	$4,419	$996	$-

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

25.	RECONCILIATION OF CHANGES IN LIABILITIES ARISING FROM FINANCING ACTIVITIES

Liabilities arising from financing activities include corporate loans and loans payable to officers and related companies. A reconciliation of changes in these liabilities is:

For the nine months ended	May 31, 2019	May 31, 2018

Balance, beginning of the period	$2,134,955	$2,804,202

Changes from financing cash flows
Proceeds from debt	517,000	1,328,056
Proceeds from convertible debt	5,618,750	5,200,171
Proceeds from officer loan	-	-
Repayment of long-term loans	(497,206)	(947,720)
Repayment of convertible loans	(400,000)
Advances from executive officers	-	9,196

Effect of changes in foreign exchange rate	(21,838)	(23,277)

Other changes
Debt settled through share issuance	(192,395)	(4,392,171)
Conversion of convertible debt	(257,082)	-
Debt applied to notes receivable	(120,900)
Interest accrual	-	2,160
Interest capitalized	-	446,355
Value placed on warrants issued	(557,407)	-
Value placed on beneficial conversion feature	(621,166)	-
Gain on debt deposit	-	(50,982)
Accretion of loan balance	967,382	56,500
Balance, end of the period	$6,570,093	$4,432,490

26.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE

The Company’s primary listing is on the Toronto Ventures Exchange (“TSXV”). The unaudited condensed consolidated financial statements filed on that exchange are prepared in terms of International Financial Reporting Standards (“IFRS”).

The Company’s unaudited condensed consolidated financial statements on this Form 10-Q is prepared in terms of US GAAP.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

26.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

The main differences between IFRS and US GAAP are as follows:

For the three months ended	May 31, 2019	May 31, 2018

Net loss and comprehensive loss in accordance with IFRS	$4,792,890	$3,178,839

Share-based compensation	(248,912)	-
Debt issue costs	(43,799)	-

Net loss and comprehensive loss in accordance with US GAAP	$4,500,179	$3,178,839

For the nine months ended	May 31, 2019	May 31, 2018

Net loss and comprehensive loss in accordance with IFRS	$13,747,997	$8,557,082

Share-based compensation	(746,736)	-
Debt issue costs	51,894	-

Net loss and comprehensive loss in accordance with US GAAP	$13,053,155	$8,557,082

	May 31, 2019	August 31, 2018

Total shareholders’ equity in accordance with IFRS	$46,193,400	$32,929,400

Components of share capital in accordance with IFRS
Share capital	100,109,913	77,870,606
Shares to be issued	1,068,000	996,401
Share option reserve	14,485,974	12,823,000
Share warrant reserve	6,246,032	3,207,915
	121,909,919	94,897,922
Adjustment for:
Share-based compensation	(217,862)	528,874
Total share capital in accordance with US GAAP	121,692,057	95,426,796

Accumulated deficit in accordance with IFRS	(75,716,519)	(61,968,522)
Adjustment for:
Share-based compensation	217,862	-
Debt issue costs	(51,894)	(528,874)
Accumulated deficit in accordance with US GAAP	(75,550,551)	(62,497,396)

Shareholders equity in accordance with US GAAP	$46,141,506	$32,929,400

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

26.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

Share-based compensation

The Company granted certain directors, officers and consultants of the Company share purchase options with vesting terms attached thereto, 25% vested immediately and a further 25%, per annum will vest on the grant date of the share purchase options. These share purchase options were valued using a Black Scholes valuation model utilizing the assumptions as disclosed in note 16 above.

Under IFRS share-based compensation paid to certain directors, consultants and employees were amortized over the vesting period of the option grant using a weighted average expense over the vesting period, including the immediately vesting share purchase options.

Under US GAAP, the share purchase options issued to consultants were expensed immediately and the share purchase options issued to directors and officers were amortized as follows; (i) the value of the twenty five percent of the options that vested immediately were expensed immediately; (ii) the remaining value of the seventy five percent of the options which vest equally on an annual basis are being expensed over the vesting period on a straight line basis.

The difference in treatment between IFRS and US GAAP gave rise to a reversal of expense of $248,912 and $746,736 for the three months and nine months ended May 31, 2019, respectively. There was no impact on the prior periods as all options issued during that period vested immediately and were accordingly expensed immediately.

Debt issue costs

The Company settled certain commitment fees and finders fees related to the issue of convertible notes by the issue of common shares valued at $1,276,980. Under IFRS, these debt issue costs were originally expensed in the three month period ended November 30, 2018 and subsequently recorded as a prepaid commitment fee in the nine month period ended May 31, 2019. Under IFRS this commitment fee is not directly linked to the convertible debt and is amortized on a straight-line basis over the commitment period.

In terms of US GAAP, the commitment fee and finders fee is regarded as directly related to the debt and is recorded as a debt discount which is amortized over the life of the debt, including any accelerated amortization due to repayment or early settlement of the debt.

The difference in treatment between IFRS and US GAAP gave rise to a reversal of the prepaid commitment fee of $1,276,980 and the subsequent amortization thereof of $894,587 and the raising of additional debt discount of $1,276,980 and the amortization thereof of $946,481. The difference between the amortization of the prepaid commitment fee and the debt discount amortization to the statement of loss and comprehensive loss was a credit of $43,799 and a charge of $51,894 for the three months and nine months ended May 31, 2019, respectively.

27.	SUBSEQUENT EVENTS

Subsequent events after the reporting date not otherwise separately disclosed in these unaudited condensed consolidated financial statements are:

a.	Common shares

On July 3, 2019, the Company cancelled 390,625 shares previously issued to an investor for gross proceeds of $250,000, due to the proceeds never being received.

On July 5, 2019, the Company issued 6,732,402 shares of common stock and warrants exercisable to purchase 4,601,980 shares of common stock at exercise prices ranging from $0.25 per share to $0.40 per share, for gross proceeds of $1,546,149. Included in this issuance was 210,526 shares of common stock issued to a company controlled by the Chairman of the Board.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

27.	SUBSEQUENT EVENTS (continued)

b.	Debt financing

On July 22, 2019, the Company issued to an arm’s length lender a $300,000 principal amount (including an original issue discount of 20%) unsecured convertible debenture, and warrants to purchase up to 1,315,789 common shares of the Company at $0.24 per share for 15 months. The debenture has a term of 15 months and bears interest at a rate of 7% per annum payable quarterly, and at the option of the holder the purchase amount of the debenture (excluding the original issue discount of 20%) is convertible into 1,315,789 common shares of the Company at $0.19 per share in accordance with the terms and conditions set out in the debenture.

c.	Debt settlements

The Company entered into debt settlement agreements whereby debt of $93,500 was settled by the issue of 410,000 shares of common stock.

The Company entered into a shares for debt transaction, pursuant to which it will issue 838,714 common shares in satisfaction of $176,130 of indebtedness currently owed to an arm’s length service provider.

28.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

Supplemental unaudited information regarding the Company’s oil and gas activities is presented in this note.

The Company has not commenced commercial operations, therefore the disclosure of the results of operations of hydrocarbon activities is limited to advance royalties paid. All expenditure incurred to date is capitalized as part of the development cost of the Company’s oil extraction plant.

The Company does not have any proven hydrocarbon reserves or historical data to forecast the standardized measure of discounted future net cash flows related to proven hydrocarbon reserve quantities. Upon the commencement of production, the Company will be able to forecast future revenues and expenses of its hydrocarbon activities.

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Nine months ended May 31, 2019	Nine months ended May 31, 2018

Advanced royalty payments	$300	$469
Mineral rights acquired	10,800	-
Construction of oil extraction plant	7,851	3,025
	$18,951	$3,494

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

28.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (continued)

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain operating expenses related to plant maintenance.

All costs were incurred in the US.

(In US$ 000’s)	Nine months ended May 31, 2019	Nine months ended May 31, 2018

Plant maintenance expenses	$729	$-
Advanced royalty payments	199	234
	$928	$234

Proven reserves

The Company does not have any proven hydrocarbon reserves as of May 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Registration Statement on the Form 10-12G/A filed with the Securities and Exchange Commission on July 5, 2019. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and financial condition

Overview

Since our corporate reorganization and agreement to dispose of our interest in MCW Fuels, Inc., which was effective May 13, 2015 and for which regulatory approval was received on June 19, 2015, we have had one wholly owned subsidiary, Petroteq Energy CA, LLC. (“PQE”), which has three wholly owned active subsidiary companies, POSR, TMC Capital LLC (“TMC”) and Petrobloq LLC (“Petrobloq”). We are now primarily focused on developing our oil sands extraction and processing business and related mining interests.

Through our wholly owned subsidiary PQE, and its two subsidiaries POSR and TMC, we are in the business of oil sands mining operations on the TMC Mineral Lease, where we process mined oil sands ores and sediments using our proprietary Extraction Technology (“the Extraction Technology”) to produce finished crude oil and hydrocarbon products. Our primary extraction and processing operations are conducted at our Asphalt Ridge processing facility located on the TMC Mineral Lease in Uintah County, Utah, which is owned/operated by POSR. Our Asphalt Ridge processing facility uses the Extraction Technology in the extraction, production and upgrade of oil extracted from oil sands and was recently relocated to the TMC Mineral Lease (near our Asphalt Ridge Mine #1) to improve logistical and processing efficiencies in the oil sands recovery process. After relocating our processing facility from the site of its initial operation in 2015 as a pilot plant, we restarted our oil sands mining and processing operations at the end of May 2018 and completed our expansion project to increase production to at least 1,000 barrels of oil per day during the last quarter of fiscal 2019. We commenced commercial production in the first quarter of fiscal 2020 (the quarter ending November 30, 2019) and expect to generate revenue from the sale of hydrocarbon products produced during the first quarter of fiscal 2020. However, until we are at full production, our revenue will be limited. In addition, once our Asphalt Ridge processing facility is operating at or near capacity, we anticipate that we will need to hire additional personnel at various levels. We expect that we will require additional capital to continue our operations and planned growth. There can be no assurance that funding will be available if needed or that the terms will be acceptable.

PQE owns the intellectual property rights to the Extraction Technology, which is used at our Asphalt Ridge processing facility to extract, upgrade and produce crude oil and hydrocarbon products from oil sands utilizing a closed-loop solvent based extraction system.

On July 4, 2016, PQE acquired a controlling interest of 57.3% in Accord GR Energy, Inc. Accord’s assets include a limited license for two enhanced oil recovery (EOR) technologies for use in the production of heavy oil from mineral properties under lease to Accord in southwest Texas.

Due to additional cash injections and share subscriptions in Accord by the outside shareholders, PQE has relinquished control of Accord and has deconsolidated the results of Accord from the financial statements and now accounts for the investment in Accord on the equity basis of accounting. The effective holding in Accord as of August 31, 2018 is 44.7%.

Our indirect subsidiary, Petrobloq, was formed in November 2017 and is developing a blockchain-powered supply chain management platform for the oil and gas industry. We also own a 25% interest in Recruiter OGG, a recruitment venture that provides a website focused on careers in the oil and gas industry.

Our primary mineral lease, the TMC Mineral Lease, is held by TMC and covers approximately 1,229.82 acres in the Asphalt Ridge area of eastern Utah. In June 2018, we finalized the acquisition at auction of a 100% interest in the SITLA Leases, consisting of two oil sands mineral leases issued to POSR by the State of Utah’s School and Institutional Trust Land Administration (SITLA), encompassing a total of 1,311.94 acres that largely adjoin our TMC Mineral Lease in the Asphalt Ridge area. Finally, in June 2019 TMC acquired a 50% interest in the operating rights under five federal (U.S.) onshore mineral leases encompassing a total of 5,960 acres (2,980 net acres) located in eastern and southeastern Utah.

On July 22, 2019, the Company closed its acquisition of its previously announced agreement for the acquisition of the remaining 50% of the operating rights and interests relating to the BLM Leases.

The total consideration payable for the acquisition will be $13 million, with $1 million payable in cash and $12 million payable in shares, namely 30 million common shares of the Company, at a deemed value of $0.40 per share.

Results of Operations for the three months ended May 31, 2019 and the three months ended May 31, 2018

Net Revenue, Cost of Sales and Gross Loss

The Company continues to run test production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the quarter of $38,088 represents the sale of hydrocarbon products to refineries to determine the commercial quality of our hydrocarbon products. Prior to August 31, 2018, due to the volatility in oil markets and the limited production capacity at the plant, no production took place during the year ended August 31, 2018, resulting in no revenue generation. During the year ended August 31, 2018, the Company relocated its production plant to the Asphalt Ridge mineral site and has expanded production capacity to approximately 1,000 barrels per day with a further expansion to 3,000 barrels per day underway. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019) and expect to generate revenue from the sale of the hydrocarbon products produced during the first quarter of 2020.

The cost of sales during the three months ended May 31, 2019 and 2018 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure. During the current period, production related costs have been expensed as the plant nears commercial production, previously these costs were capitalized as the plant was under construction.

Operating Expenses

Operating expenses of $3,731,585 and $3,132,127 for the three months ended May 31, 2019 and 2018, respectively, an increase of $599,458 or 19.1%. The increase in operating expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization of $21,799 and $296,758 for the three months ended May 31, 2019 and 2018, respectively, a decrease of $274,959 or 92.7%. The Company has ceased depletion, depreciation and amortization on production related assets and reserves until such time as the plant recommences operations, which is expected to occur during the first quarter of fiscal 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses of $2,771,785 and $3,020,992 for the three months ended May 31, 2019 and 2018, respectively, a decrease of $249,207 or 8.2%. Included in selling, general and administrative expenses are the following major expenses:

a.

Legal fees of $438,239 and $100,674 for the three months ended May 31, 2019 and 2018, respectively, an increase of $337,565. The increase is primarily related to the expansion of the plant, the recent filing of the Registration Statement on Form 10G/A filed with the SEC in the United States and the various fund-raising initiatives undertaken by the Company during the current fiscal period;

b.	Professional fees of $1,021,908 and $789,188 for the three months ended May 31, 2019 and 2018, respectively, an increase of $232,720 or 29.5%. The increase in professional fees is primarily due to professional fees paid to various vendors related to the expansion of the plant and management advisory board services;

c.	Salaries and wages of $513,529 and $252,555 for the three months ended May 31, 2019 and 2018, respectively, an increase of $260,974 or 103.3%. The increase in salaries and wages expense is primarily due to the increase in headcount as the Company plans for commercial production of hydrocarbon products and increased headcount on administrative functions.

d.	Stock based compensation of $305,413 and $17,834 the three months ended May 31, 2019 and 2018, respectively, an increase of $287,579. The increase relates to stock options issued to certain members of management and directors during the prior year, which vest over a four year period.

e.	Travel and promotion of $256,770 and $1,743,444 for the three months ended May 31, 2019 and 2018, respectively, a decrease of $1,486,674 or 85.3%. The decrease is primarily related to a decrease in marketing related activity, as the Company is now approaching the commencement of commercial production and resources are being channeled into completion of the oil processing facility.

Financing costs, net

Financing costs, net of $893,636 and $81,656 for the three months ended May 31, 2019 and 2018, respectively, an increase of $811,980. The increase is primarily due to the amortization of debt discount of $773,956 related to convertible notes and an increase in interest expense of $38,024 during the current fiscal period due to the convertible notes advanced to the Company during the current fiscal year;

Other expense (income), net

Oher expense of $44,364 and other income of $267,279 for the three months ended May 31, 2019 and 2018, respectively represents interest income on funds advanced to third parties of $35,973 for the current period and a loss realized on the settlement of liabilities of $80,337 and a profit on the settlement of liabilities of $216,297 for the three months ended May 31, 2019 and 2018, respectively. In the prior period a gain of $50,982 was realized on a non-refundable deposit received from a convertible note holder.

Net loss before income tax and equity loss

Net loss before income tax and equity loss of $4,450,179 and $3,178,839 for the three months ended May 31, 2019 and 2018, respectively, an increase of $1,271,340 or 40.0% was primarily due to the labor and maintenance expenses discussed under cost of sales above and the amortization of the debt discount discussed under financing costs, net above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax of $50,000 and $0 for the three months ended May 31, 2019 and 2018 is an estimate of our share of the losses realized by Accord Energy GR for the three months ended May 31, 2019.

Net loss and comprehensive loss

Net loss and comprehensive loss of $4,500,179 and $3,178,839 for the three months ended May 31, 2019 and 2018, an increase of $1,321,340 or 41.6% is discussed above.

Results of Operations for the nine months ended May 31, 2019 and the nine months ended May 31, 2018

Net Revenue, Cost of Sales and Gross Loss

The Company continues to run test production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the nine months of $59,335 represents the sale of hydrocarbon products to refineries to determine the commercial quality of our hydrocarbon products. Prior to August 31, 2018, due to the volatility in oil markets and the limited production capacity at the plant, no production took place during the year ended August 31, 2018, resulting in no revenue generation. During the year ended August 31, 2018, the Company relocated its production plant to the Asphalt Ridge mineral site and has expanded production capacity to approximately 1,000 barrels per day with a further expansion to 3,000 barrels per day underway. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019) and expect to generate revenue from the sale of the hydrocarbon products produced during the first quarter of 2020.

The cost of sales during the nine months ended May 31, 2019 and 2018 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure.

Operating Expenses

Operating expenses of $12,034,064 and $8,322,962 for the nine months ended May 31, 2019 and 2018, respectively, an increase of $3,711,102 or 44.6%. The increase in operating expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization of $54,316 and $890,273 for the nine months ended May 31, 2019 and 2018, respectively, a decrease of $835,957 or 93.9%. The Company has ceased depletion, depreciation and amortization on production related assets and reserves until such time as the plant recommences operations, which is expected to occur during the first quarter of fiscal 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses of $9,342,642 and $7,376,714 for the nine months ended May 31, 2019 and 2018, respectively, an increase of $1,965,928 or 26.7%. Included in selling, general and administrative expenses are the following major expenses:

a.

Legal fees of $1,342,572 and $140,213 for the nine months ended May 31, 2019 and 2018, respectively, an increase of $1,202,359. The increase is primarily related to the expansion of the plant, the recent filing of the Registration Statement on Form 10G/A with the SEC in the United States and the various fund-raising initiatives undertaken by the Company during the current fiscal period;

b.	Professional fees of $3,363,180 and $1,575,544 for the nine months ended May 31, 2019 and 2018, respectively, an increase of $1,787,635 or 113.5%. The increase in professional fees is primarily due to professional fees paid to various vendors related to the expansion of the plant and management advisory board services;

c.	Salaries and wages of $1,043,232 and $638,645 for the nine months ended May 31, 2019 and 2018, respectively, an increase of $404,587 or 63.4%. The increase in salaries and wages expense is primarily due to the increase in headcount as the Company plans for commercial production of hydrocarbon products and increased headcount on administrative functions.

d.	Stock based compensation of $916,239 and $2,523,481 for the nine months ended May 31, 2019 and 2018, respectively, a decrease of $1,607,242. The decrease related to stock options with immediate vesting issued to certain directors in the prior period. The current period charge represents the charge for stock options with a four year vesting period.

e.	Travel and promotion of $1,959,186 and $2,086,914 for the nine months ended May 31, 2019 and 2018, respectively, a decrease of $127,728 or 6.1%. The decrease is primarily related to a decrease in marketing activity during the last fiscal quarter as all resources have been channeled into completing the plant for commercial production.

Financing costs, net

Financing costs, net of $2,533,979 and $323,254 for the nine months ended May 31, 2019 and 2018, respectively, an increase of $2,210,725. The increase is primarily due to the amortization of debt discount related to convertible notes of $2,244,362 and a decrease in interest expense of $33,637 during the current fiscal period, primarily due to the conversion to capital of several interest-bearing debt securities in the prior year.

Other expense (income), net

Oher expense of $103,126 and other income of $267,279 for the nine months ended May 31, 2019 and 2018, respectively represents interest income on funds advanced to third parties of $94,896 for the current period and a loss realized on the settlement of liabilities of $98,475 and a profit realized on the settlement of liabilities of $216,297 for the nine months ended May 31, 2019 and 2018, respectively, as well as a loss realized on the conversion of convertible debt of $99,547 during the current period. In the prior period a gain of $50,982 was realized on a non-refundable deposit received from a convertible note holder.

Net loss before income tax and equity loss

Net loss before income tax and equity loss of $12,903,155 and $8,557,082 for the nine months ended May 31, 2019 and 2018, respectively, an increase of $4,346,073 or 50.8% was primarily due to the labor and maintenance expenses discussed under cost of sales above and professional fees and the amortization of the debt discount discussed under financing costs, net above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax of $150,000 and $0 for the nine months ended May 31, 2019 and 2018 is an estimate of our share of the losses realized by Accord Energy GR for the nine months ended May 31, 2019.

Net loss and comprehensive loss

Net loss and comprehensive loss of $13,053,155 and $8,557,082 for the nine months ended May 31, 2019 and 2018, an increase of $4,496,073 or 52.5% is discussed above.

Liquidity and Capital Resources

As at May 31, 2019, the Company had liquidity of approximately $104,171, which is composed entirely of cash. The Company also had a working capital deficiency of approximately $7,584,498, due primarily to accounts payable, short term loans and convertible loans and accrued interest thereon which remains outstanding as of May 31, 2019. During the nine months ended May 31, 2019, the Company raised $10,540,453 in private placements, a further net proceeds of $517,000 from debt and $5,618,750 from convertible debt. These funds were primarily used on the expansion of the oil facility, expenditures related thereto such as professional fees, marketing costs and notes receivable advanced to third parties.

Subsequent to May 31, 2019, in terms of various subscription agreements entered into with third parties, the Company raised an additional $1,546,000 in proceeds from private equity issues and issued 6,732,402 common shares.

On July 22, 2019, the Company borrowed a further $300,000 by the issuance of a convertible debenture to an investor, maturing 15 months from the issue date, bearing interest at 7% per annum and convertible into 1,315,789 common shares at a conversion price of $0.19 per share.

The Company continues to work on several other financing options to secure additional financing on reasonable terms. However, should the Company not be able to secure such funding its liquidity may not be sufficient to fund its operations, debt obligations, obligations under its mineral leases and the capital needed to complete development of its Extraction Technology.

The Company has not paid any dividends on its common shares. The Company has no present intention of paying dividends on its common shares as it anticipates that all available funds will be reinvested to finance the growth of its business.

Capital Expenditures

We expect to complete our 1,000 barrel per day plant by the first quarter of the 2020 fiscal year and expect to incur expenditure of approximately $1,000,000.

We also intend to construct two new oil extraction facilities and expand the existing facility. Each facility is estimated to cost $10,000,000 and expansion of the existing facility may cost an additional $2,000,000.

Other Commitments

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at May 31, 2019, include:

Contractual Obligations	Total ($ millions)	Up to 1 Year ($ millions)	2 – 5 Years ($ millions)	After 5 Years ($ millions)
Convertible Debt[1]	6.52	6,52	-	-
Debt[2]	1.52	1.24	0.28	-
Total Contractual Obligations	8.04	7.84	0.44	-

[1]	Amount includes estimated interest payments. The recorded amount as at May 31, 2019 was approximately $5.59 million.

[2]	Amount includes estimated interest payments. The recorded amount as at May 31, 2019 was approximately $1.31 million.

Recently Issued Accounting Pronouncements

The recent Accounting Pronouncements are fully disclosed in note 2 to our unaudited condensed consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

We do not maintain off-balance sheet arrangements, nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that due to a lack of segregation of duties the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risks relate specifically to our business and should be considered carefully. Our business, financial condition and results of operations could be harmed by any of the following risks. As a result, the trading price of our common shares could decline and the holders could lose part or all of their investment.

We have a limited operating history, and may not be successful in developing profitable business operations.

Our oil extraction segment has a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil extraction business.  In May 2018 we recommenced our oil extraction activities, which is expected to be a significant source of our revenue. From 2015 until 2018, we temporarily ceased our oil sands mining and processing operations while we relocated our processing plant. For a limited period, we made sales of hydrocarbon products to customers produced at our initial processing facility following completion of its construction and fabrication on September 1, 2015. Due to the volatility in the oil markets production ceased as we were not able to operate profitably at low volumes of output. The losses from continuing operations over the past four fiscal years are largely due to the relocation, reassembly and expansion or our processing facility on land located within our TMC Mineral Lease located in Uintah County, Utah. As of the date of this registration statement, we have generated limited revenue from our oil sands mining and processing activities and do not anticipate generating any significant revenue from these activities until our new (and expanded) processing facility is fully operational for at least a few months, which is not expected until the first quarter of fiscal 2020.  We have an insufficient history at this time on which to base an assumption that our oil sands mining and processing operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

●	our ability to raise adequate working capital;

●	the success of our development and exploration;

●	the demand for oil;

●	the level of our competition;

●	our ability to attract and maintain key management and employees; and

●	our ability to efficiently explore, develop, produce or acquire sufficient quantities of marketable gas or oil in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance or increase the efficiency of our mining and processing operations that are being conducted in the Asphalt Ridge area in eastern Utah.  Despite our best efforts, we may not be successful in our exploration or development efforts or obtain the regulatory approvals required to conduct our operations.

We have suffered operating losses since inception and we may not be able to achieve profitability.

At May 31, 2019, August 31, 2018 and August 31, 2017, we had an accumulated deficit of ($75,550,551), ($62,497,396) and ($46,856,367), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($13,053,155) and ($8,557,082) as of the nine months ended May 31, 2019 and May 31, 2018, respectively and ($15,641,029) and ($7,923,650), as of the years ended August 31, 2018 and August 31, 2017, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

Our ability to be profitable will depend in part upon our ability to manage our operating costs and to generate revenue from our extraction operations. Operating costs could be impacted by inflationary pressures on labor, volatile pricing for natural gas used as an energy source in transportation of fuel and in oil sands processes, and planned and unplanned maintenance.

The failure to comply with the terms of our secured notes could result in a default under the terms of the note and, if uncured, it could potentially result in action against the pledged assets.

As of May 31, 2019, we had issued and outstanding notes in the principal amount of $1,312,533 and convertible notes in the principal amount of $5,257,560 to certain private investors which mature between January 1, 2019 and August 31, 2020 and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth.  We will require additional capital to meet the terms of the TMC Mineral Lease and to continue to grow our business via acquisitions and to further expand our exploration and development programs.  We may be unable to obtain additional capital when required.  Future acquisitions and future exploration, development, processing and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations and may force us to curtail operations or cancel planned projects.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our limited operating history, the location of our oil and gas properties and prices of oil and gas on the commodities markets (which will impact the amount of asset-based financing available to us, if any) and the departure of key employees.  Further, if oil or gas prices on the commodities markets decline, our future revenues, if any, will likely decrease and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our shareholders.  Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Any additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	increase our vulnerability to general adverse economic and industry conditions;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital, growth and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

The incurrence of additional indebtedness could require acceptance of covenants that, if violated, could further restrict our operations or lead to acceleration of the indebtedness that would necessitate winding up or liquidation of our company. In addition to the foregoing, our ability to obtain additional debt financing may be limited and there can be no assurance that we will be able to obtain any additional financing on terms that are acceptable, or at all.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

There is substantial doubt about our ability to continue as a going concern.

At May 31, 2019, we had not yet achieved profitable operations, had accumulated losses of ($75,550,551) since our inception and a working capital deficit of ($7,584,498), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. As at August 31, 2018 and August 31, 2017, we had an accumulated deficit of ($62,497,396) and ($46,856,367), respectively and a working capital deficit of ($374,567) and ($4,250,552), respectively. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2018 and 2017 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire oil and gas interests, to establish reserves, and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and our inability to maintain close working relationships with industry participants or continue to acquire suitable property may impair our ability to execute our business plan.

To continue to develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships or, if established, we may not be able to maintain them.  In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships.  If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. In addition, once we commence operations at our oil extraction facility, our strain on management will further increase. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

Our operations are dependent upon us maintaining our mineral lease for the Asphalt Ridge Property.

TMC, one of our wholly owned operating subsidiaries, holds certain mining and mineral production rights under the TMC Mineral Lease, covering lands consisting of approximately 1,229.82 acres located in the Asphalt Ridge area in Uintah County, Utah. We recently moved our processing facility to the TMC Mineral Lease site. The TMC Mineral Lease is subject to termination under various circumstances, including our non-payment of certain advance and production royalties as well as a failure to comply with certain minimum production requirements and receiving funding commitments for expanding or building additional production facilities. We currently intend to fund the expansion/ additional facilities through revenue generated from the processing facility at the TMC Mineral Lease, which to date has been minimal, and/or third party funding sources for which we currently have no commitments. If the TMC Mineral Lease were to be terminated, our operations would be significantly impacted until such time that we were able to relocate our processing facility to a site within the SITLA Lease or to secure other acceptable mineral leases for our operations. Any relocation of our processing facility from the TMC Mineral Lease, or the acquisition of other mineral leases for our operations, would require extensive plant relocation and construction work and new regulatory permits to allow our processing facilities at a new lease or mine site to becoming operational. There can be no assurance that we could economically relocate our processing facility to the SITLA Leases or that we would be able to obtain new or substitute mineral leases, if necessary, upon or under acceptable terms, or that any new or substitute leases would permit us to relocate our processing facility to a site within such leases.

The loss of key personnel would directly affect our efficiency and profitability.

Our future success is dependent, in a large part, on retaining the services of our current management team. Our executive officers possess a unique and comprehensive knowledge of our industry, our technology and related matters that are vital to our success within the industry.  The knowledge, leadership and technical expertise of these individuals would be difficult to replace. The loss of one or more of our officers could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long term business strategy. We do not maintain key-man life insurance with respect to any employees. We do not have employment agreements with any of our executive officers other than our Chief Executive Officer. There can be no assurance that any of our officers will continue to be employed by us.

In the future, we may incur significant increased costs as a result of operating as a U.S reporting company, and our management may be required to devote substantial time to new compliance initiatives.

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the U.S. Securities and Exchange Commission (the “SEC”), have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

Our operations are currently geographically concentrated and therefore subject to regional economic, regulatory and capacity risks.

All of our production is anticipated to be derived from our properties in the Asphalt Ridge area. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from ore sands in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in laws and regulations that could cause us to permanently cease mining operations at Asphalt Ridge.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Licenses and permits are required for our company to operate in some jurisdictions, and the loss of or failure to renew any or all of these licenses and permits or failure to comply with applicable laws and regulations could prevent us from either completing current projects or obtaining future projects, and, thus, materially adversely affect our business.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

We may be required to make significant capital expenditures to comply with laws and the applicable regulations and standards of governmental authorities and organizations.

We are subject to various national, state, and local laws and regulations in the various countries in which we operate, including those relating to the renewable energy industry in general, and may be required to make significant capital expenditures to comply with laws and the applicable regulations and standards of governmental authorities and organizations. Moreover, the cost of compliance could be higher than anticipated. On the effective date hereof, our operations will become subject to compliance with the U.S. Foreign Corrupt Practices Act in addition to certain international conventions and the laws, regulations and standards of other foreign countries in which we operate.

In addition, many aspects of our operations are subject to laws and regulations that relate, directly or indirectly, to the renewable industry. Existing and proposed new governmental conventions, laws, regulations and standards, including those related to climate and emissions of “greenhouse gases,” may in the future add significantly to our operating costs or limit our activities or the activities and levels of capital spending by our customers. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit our operations. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations which impose substantial new regulatory requirements on our oil extraction operations could also harm our business, results of operations, financial condition and prospects.

We could be subject to litigation that could have an adverse effect on our business and operating results.

We are, from time to time, involved in litigation. The numerous operating hazards inherent in our business increase our exposure to litigation, which may involve, among other things, contract disputes, personal injury, environmental, employment, warranty and product liability claims, tax and securities litigation, patent infringement and other intellectual property claims and litigation that arises in the ordinary course of business. Our management cannot predict with certainty the outcome or effect of any claim or other litigation matter. Litigation may have an adverse effect on us because of potential negative outcomes such as monetary damages or restrictions on future operations, the costs associated with defending the lawsuits, the diversion of management’s resources and other factors.

Global political, economic and market conditions could negatively impact our business.

Our company’s operations are affected by global political, economic and market conditions. The recent economic downturn has generally reduced the availability of liquidity and credit to fund business operations worldwide and has adversely affected our customers, suppliers and lenders. Our limited capital resources have negatively impacted our activity levels and, in turn, our financial condition and results of operations. A sustained or deeper recession in regions in which we operate could limit overall demand for our renewable energy solutions and could further constrain our ability to generate revenues and margins in those markets and to grow overall.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, logistics providers and customers. Our business operations are subject to interruption by, among others, natural disasters (including, without limitation, earthquakes), fire, power shortages, nuclear power plant accidents, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our services and products, make it difficult or impossible for us to make and deliver crude oil and hydrocarbon products to our buyers and customers, or to receive necessary supplies from our suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our customers and suppliers. The majority of our business operations, our corporate headquarters, and other critical business operations, including suppliers and customers, are in locations that could be affected by natural disasters. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

We do not carry business interruption insurance, and any unexpected business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by earthquake, fire, power failure and power shortages, hardware and software failure, floods, computer viruses, and other events beyond our control.  In addition, we do not carry business interruption insurance to compensate us for losses that may occur as a result of these kinds of events, and any such losses or damages incurred by us could disrupt our projects and our other operations without reimbursement. Because of our limited financial resources, such an event could threaten our viability to continue as a going concern and lead to dramatic losses in the value of our common shares.

Certain Factors Related to Oil Sands Exploration

The Nature of Oil Sands Exploration and Development involves many risks.

Oil sands exploration and development are very competitive and involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any exploration property, there can be no assurance that commercial deposits of bitumen will be produced from oil sands exploration licenses and our permit lands in Utah.

The Extraction Technology has never been implemented on a large commercial basis as an oil and gas recovery technology before and our assumptions and expectations may not be accurate causing actual results of the implementation of the Extraction Technology to be significantly different form our current expectations. As a result, our operations may not generate any significant revenues from the development of the bitumen resources. In addition, there is no assurance that reserve engineers or lenders will determine that the production resulting from the application of the Extraction Technology can be used to establish reserves.

Furthermore, the marketability of any resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment and labor availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas, land use and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Supply risk is a function of the unavailability of oil sands ores containing heavy oil and bitumen, whether from our mineral leases or from third parties; poor ore grade quality or density, and solvents and condensates that we acquire from third parties. Unplanned mine equipment and extraction plant maintenance, storage costs and in situ reservoir and equipment performance could also impact our production targets. Our oil extraction activities will be dependent upon having an available supply of mined oil sands ores and sandstones containing heavy oil and bitumen.

The viability of our business plan, business operations, and future operating results and financial condition are and will be exposed to fluctuating prices for oil, gas, oil products and chemicals.

Prices of oil, gas, oil products and chemicals are affected by supply and demand, which can fluctuate significantly. Factors that influence supply and demand include operational issues, natural disasters, weather, political instability or conflicts, economic conditions and actions by major oil-exporting countries. Price fluctuations can have a material effect on our ability to raise capital and fund our exploration activities, our potential future earnings, and our financial condition. For example, in a low oil and gas price environment oil sands exploration and development may not be economically or financially viable or profitable. Prolonged periods of low oil and gas prices, or rising costs, could result in our mining and processing projects being delayed or cancelled, as well as the impairment of certain assets.

Environmental and regulatory compliance may impose substantial costs on us.

Our operations are or will be subject to stringent federal, state and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago.

Our mining, production and processing activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, land use, protection and remediation of the environment, protection of endangered and protected species, operational safety, toxic substances and other matters. Generally, oil and gas exploration and production, including our oil sands mining and processing operations, are subject to risks and liabilities associated with pollution of the environment and disposal of waste products. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities. In addition, should there be changes to existing laws or regulations, our competitive position within the oil sands industry may be adversely affected, as many industry players have greater resources than we do.

We are required to obtain various regulatory permits and approvals in order to explore and develop our properties. There is no assurance that regulatory approvals for exploration and development of our properties will be obtained at all or with terms and conditions acceptable to us.

We may be exposed to third party liability and environmental liability in the operation of our business.

Our operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damage. We could be liable for environmental damages caused by previous owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, and the payment of such liabilities could have a material adverse effect on our financial condition and results of operations. The release of harmful substances in the environment or other environmental damages caused by our activities could result in us losing our operating and environmental permits or inhibit us from obtaining new permits or renewing existing permits. We currently have a limited amount of insurance and, at such time as we commence additional operations, we expect to be able to obtain and maintain additional insurance coverage for our operations, including limited coverage for sudden environmental damages, but we do not believe that insurance coverage for environmental damage that occurs over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by environmental damage is available at a reasonable cost. Accordingly, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damage. We could incur substantial costs to comply with environmental laws and regulations which could affect our ability to operate as planned.

American climate change legislation could negatively affect markets for crude and synthetic crude oil

Environmental legislation regulating carbon fuel standards in the United States (or elsewhere) could adversely affect companies that produce, refine, transport, process and sell crude oil and refined products, including our oil sands mining and processing operations, and could result in increased costs and/or reduced revenue. For example, both the state of California and the U.S. Government have passed legislation which, in some circumstances, considers the lifecycle greenhouse gas emissions of purchased fuel and which may negatively affect our business or require the purchase of emissions credits, which may not be economically feasible.

Because of the speculative nature of oil exploration, there is risk that we will not find commercially exploitable oil and gas and that our business will fail.

The search for commercial quantities of oil and gas as a business is extremely risky. We cannot provide investors with any assurance that any properties in which we obtain a mineral interest will contain commercially exploitable quantities of oil and gas or heavy oil and bitumen contained in oil sands.  The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas.  Problems such as unusual or unexpected formations or pressures, premature declines of reservoirs, invasion of water into producing formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas (in particular oil sands containing economically recoverable heavy oil and bitumen), and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan and, as a result, any investment in us may become worthless.

The price of oil and gas has historically been volatile.  If it were to decrease substantially, our projections, budgets and revenues would be adversely affected, potentially forcing us to make changes in our operations.

Our future financial condition, results of operations and the carrying value of any oil and gas interests we acquire will depend primarily upon the prices paid for oil and gas production. Oil and gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and gas are subject to a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer demand for oil and gas;

●	the domestic and foreign supply of oil and gas;

●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

●	the price of oil, both in international and U.S. markets;

●	domestic governmental regulations and taxes;

●	the price and availability of solvent materials and feedstocks;

●	weather conditions;

●	market uncertainty due to political conditions in oil and gas producing regions, including the Middle East; and

●	worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and gas price movements with any certainty. Declines in oil and gas prices affect our revenues and accordingly, such declines could have a material adverse effect on our financial condition, results of operations, our future oil and gas reserves and the carrying values of our oil and gas properties. If the oil and gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value or become worthless.

Because of the inherent dangers involved in oil and gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. There can be no assurance that any insurance we may have in place will be adequate to cover any losses or liabilities. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

The market for oil and gas is intensely competitive, and competitive pressures could force us to abandon or curtail our business plan.

The market for oil, gas and hydrocarbon products is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and production and are currently competing with us for oil and gas opportunities, including opportunities involving the production of crude oil, synthetic crude oil and other products from oil sands.  Other oil and gas companies may seek to acquire oil and gas leases and properties that we have targeted.  Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  Actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas but are manufactured from renewable resources. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

Our estimates of the volume of recoverable resources could have flaws, or such resources could turn out not to be commercially extractable. Further, we may not be able to establish any reserves. As a result, our future revenues and projections could be incorrect.

Estimates of recoverable resources and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. To date we have not established any reserves. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and future quantities of recoverable oil and gas reserves may vary substantially from the estimates. There are numerous uncertainties inherent in estimating quantities of bitumen resources and recoverable reserves, including many factors beyond our control and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of resources and reserves are based upon a number of factors and assumptions made as of the date on which the resources and reserve estimates were determined, such as geological and engineering estimates which have inherent uncertainties, the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from estimated results. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. For these reasons, estimates of reserves and resources, the classification of such resources and reserves based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. Investors are cautioned not to assume that all or any part of a resource is economically or legally extractable. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our recoverable resources and future reserves and estimates in general, we can provide no assurance that our estimated bitumen resources or future reserves will be present and/or commercially extractable. If our recoverable bitumen resource estimates are incorrect, the value of our common shares could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

Decommissioning costs are unknown and may be substantial.  Unplanned costs could divert resources from other projects.

In the future, we may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for processing of oil and gas reserves.  Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.”  We accrue a liability for decommissioning costs associated with our extraction plant and wells but have not established any cash reserve account for these potential costs in respect of any of our properties.  If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs.  The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

We may have difficulty marketing or distributing the oil we produce, which could harm our financial condition.

In order to sell the finished crude oil that we are able to produce, if any, we must be able to make economically viable arrangements for the storage, transportation and distribution of our oil to the market.  We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate.  This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities.  These factors may affect our and potential partners’ ability to explore and develop properties and to store and transport oil and gas production, increasing our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or gas and in turn diminish our financial condition or ability to maintain our operations.

Challenges to our properties may impact our financial condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense.  While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist.  In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all.  If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our exploration, development and processing activities may be impaired.  To mitigate title problems, common industry practice is to obtain a title opinion from a qualified oil and gas attorney prior to the excavation activities undertaken or the drilling operations of a well.

We rely on technology to conduct our business, and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop our reserve estimates and to guide our exploration, development and processing activities.  We and our operator partners will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence.  Our oil extraction business is dependent upon the Extraction Technology that we have developed but which has not yet been used on a large commercial scale. As such, the project carries with it a greater degree of technological risk than other projects that employ commercially proven technologies and the Extraction Technology may not perform as anticipated. If major process design changes are required, the costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development.  If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired.  Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position.

We rely on a variety of intellectual property rights that we use in our services and products. We rely upon intellectual property rights and other contractual or proprietary rights, including copyright, trademark, trade secrets, confidentiality provisions, contractual provisions, licenses and patents. We may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which our services and products may be sold do not protect intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could materially and adversely affect our competitive position. Without patent and other similar protection, other companies could use substantially identical technology to offer products for sale without incurring the sizable development costs we have incurred. Even if we spend the necessary time and money, a patent may not be issued or it may insufficiently protect the technology it was intended to protect. If our pending patent applications are not approved for any reason, the degree of future protection for our proprietary technology will remain uncertain. If we have to engage in litigation to protect our patents and other intellectual property rights, the litigation could be time consuming and expensive, regardless of whether we are successful. Despite our efforts, our intellectual property rights, particularly existing or future patents, may be invalidated, circumvented, challenged, infringed or required to be licensed to others. We cannot be assured that any steps we may take to protect our intellectual property rights and other rights to such proprietary technologies that are central to our operations will prevent misappropriation or infringement of the right to use or license others to use the Extraction Technology and accordingly may conduct an oil sands extraction operation similar to ours.

Certain Factors Related to Our Common Shares

There presently is a limited market for our common shares, and the price of our common shares may continue to be volatile.

Our common shares are currently quoted on the TSXV, the Frankfurt Exchange and the OTC Pink Sheets. Our common shares, however, are very thinly traded, and we have a very limited trading history.  There could continue to be volatility in the volume and market price of our common shares moving forward.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common shares and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common shares may cause the price of our common shares to decline.

Our shareholders could sell substantial amounts of common shares in the public market, including shares sold upon the filing of a registration statement that registers such shares and/or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods.  Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common shares could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not anticipate paying any cash dividends.

We do not anticipate paying cash dividends on our common shares for the foreseeable future.  The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition.  The payment of any dividends will be within the discretion of our Board of Directors.  We presently intend to retain all earnings, if any, to implement our business strategy; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

The market price and trading volume of our common shares may continue to be volatile and may be affected by variability in our performance from period to period and economic conditions beyond management’s control.

The market price of our common shares may continue to be highly volatile and could be subject to wide fluctuations. This means that our shareholders could experience a decrease in the value of their common shares regardless of our operating performance or prospects. The market prices of securities of companies operating in the oil and gas sector have often experienced fluctuations that have been unrelated or disproportionate to the operating results of these companies. In addition, the trading volume of our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, our shareholders may be unable to resell our common shares at or above their purchase price, if at all. There can be no assurance that the market price of our common shares will not fluctuate or significantly decline in the future.

Some specific factors that could negatively affect the price of our common shares or result in fluctuations in their price and trading volume include:

●	actual or expected fluctuations in our operating results;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	our inability to raise additional capital, limiting our ability to continue as a going concern;

●	changes in market prices for our product or for our raw materials;

●	changes in market valuations of similar companies;

●	changes in key personnel for us or our competitors;

●	speculation in the press or investment community;

●	changes or proposed changes in laws and regulations affecting the renewable energy industry as a whole;

●	conditions in the renewable energy industry generally; and

●	conditions in the financial markets in general or changes in general economic conditions.

In the past, following periods of volatility in the market price of the securities of other companies, shareholders have often instituted securities class action litigation against such companies. If we were involved in a class action suit, it could divert the attention of senior management and, if adversely determined, could have a material adverse effect on our results of operations and financial condition.

We may be classified as a foreign investment company for U.S. federal income tax purposes, which could subject U.S. investors in our common shares to significant adverse U.S. income tax consequences.

Depending upon the value of our common shares and the nature of our assets and income over time, we could be classified as a “passive foreign investment company”, or “PFIC”, for U.S. federal income tax purposes. Based upon our current income and assets and projections as to the value of our common shares, we do not presently expect to be a PFIC for the current taxable year or the foreseeable future. While we do not expect to become a PFIC, if among other matters, our market capitalization is less than anticipated or subsequently declines, we may be a PFIC for the current or future taxable years. The determination of whether we are or will be a PFIC will also depend, in part, on the composition of our income and assets, which will be affected by how, and how quickly, we use our liquid assets. Because PFIC status is a factual determination made annually after the close of each taxable year, including ascertaining the fair market value of our assets on a quarterly basis and the character of each item of income we earn, we can provide no assurance that we will not be a PFIC for the current taxable year or any future taxable year.

If we were to be classified as a PFIC in any taxable year, a U.S. holder would be subject to special rules generally intended to reduce or eliminate any benefits from the deferral of U.S. federal income tax that a U.S. holder could derive from investing in a non-U.S. corporation that does not distribute all of its earnings on a current basis. Further, if we are classified as a PFIC for any year during which a U.S. holder holds our common shares, we generally will continue to be treated as a PFIC for all succeeding years during which such U.S. holder holds our common shares.

We are exposed to credit risk through our cash and cash equivalents held at financial institutions.

Credit risk is the risk of unexpected loss if a customer or third party to a financial instrument fails to meet contractual obligations. We are exposed to credit risk through our cash and cash equivalents held at financial institutions. We have cash balances at four financial institutions. We have not experienced any loss on these accounts, although balances in the accounts may exceed the insurable limits.

Some of our officers and directors have conflicts of interest and cannot devote a substantial amount of time to our company.

Certain of our current directors and officers are, and may continue to be, involved in other industries through their direct and indirect participation in corporations, partnerships or joint ventures which may be potential competitors of ours. Several of our officers work for us on a part time basis. These officers have discretion as to what time they devote to our activities, which may result in lack of availability when needed due to responsibilities at other jobs. In addition, situations may arise in connection with potential acquisitions or opportunities where the other interests of these directors and officers may conflict with our interests. Directors and officers with conflicts of interest will be subject to and follow the procedures set out in applicable corporate and securities legislation, regulation, rules and policies. Certain of our directors and officers will only devote a portion of their time to our business and affairs and some of them are or will be engaged in other projects or businesses.

Our ability to issue an unlimited number of common shares and preferred shares may have anti-takeover effects that could discourage, delay or prevent a change of control and may result in dilution to our investors.

Our charter documents currently authorize the issuance of an unlimited number of common shares without nominal or par value and an unlimited number of preferred shares without nominal or par value in one or more series without the requirement that we obtain any shareholder approval. The Board could authorize the issuance of additional preferred shares that would grant holders rights to our assets upon liquidation, special voting rights, redemption rights. That could impair the rights of holders of common shares and discourage a takeover attempt. In addition, in an effort to discourage a takeover attempt, our Board could issue an unlimited number of additional common shares. There are currently no preferred shares outstanding. If we issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer substantial dilution in their net book value per share depending on market conditions and the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

As of September 30, 2019, we have share purchase warrants to purchase 42,538,541 common shares outstanding at exercise prices ranging from US$0.15 to US$21.66 (CDN$28.35) and options to purchase 9,808,333 common shares with a weighted average exercise price of CDN $1.20 and notes convertible into 10,068,230 common shares based on conversion prices ranging from $0.40 to $1.00 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

We have applied to list our common shares on the NASDAQ Capital Market (“NASDAQ”); however, there can be no assurance that our common shares will be approved for listing on NASDAQ or if approved that we will meet the continued listing requirements.

We have applied to list our common shares on NASDAQ; however, we currently do not meet the initial listing requirements of NASDAQ. In particular, we do not meet the stock price requirement and may be required to effect another reverse stock split in order to meet such requirement. Even if we effect a reverse stock split, and meet the NASDAQ stock price requirement, NAASDAQ may choose not to list our common shares.

If after listing we fail to satisfy the continued listing requirements of NASDAQ such as the corporate governance requirements, the stockholder’s equity requirement or the minimum closing bid price requirement, NASDAQ may take steps to de-list our common shares. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our common shares and would impair your ability to sell or purchase our common shares when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common shares to become listed again, stabilize the market price or improve the liquidity of our common shares, prevent our common shares from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with the NASDAQ’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our common shares will be listed on NASDAQ, our common shares will be covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were to be delisted from NASDAQ, our common shares would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

In order to meet the initial listing requirements of NASDAQ, we may need to effect a reverse stock split.

In order to meet the initial listing requirements of NASDAQ. We will likely need to effect a reverse stock split. There are risks associated with a reverse split, including that a reverse split may not result in a sustained increase in the per share price of our common shares. There is no assurance that:

●	the market price per share of our common shares after a reverse split will rise in proportion to the reduction in the number of shares of our common shares outstanding before the reverse split;

●	a reverse split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

●	a reverse split will result in a per share price that will increase our ability to attract and retain employees and other service providers; and

●	the market price per share will either exceed or remain in excess of the minimum bid price as required by NASDAQ Capital Market, or that we will otherwise meet the requirements of NASDAQ Capital Market for initial listing for trading on NASDAQ.

Even if the market price of our common shares does rise following a reverse split, we cannot assure you that the market price of our common shares immediately after a reverse split will be maintained for any period of time. Even if an increased per-share price can be maintained, a reverse split may not achieve the desired results that have been outlined above. Moreover, because some investors may view a reverse split negatively, we cannot assure you that a reverse split will not adversely impact the market price of our common shares.

The risks associated with penny stock classification could affect the marketability of our common shares and shareholders could find it difficult to sell their shares.

Our common shares are currently subject to “penny stock” rules as promulgated under the Securities and Exchange Act of 1934, as amended. The SEC adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker- dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common shares in the United States and shareholders may find it more difficult to sell their shares.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under the Business Corporations Act (Ontario). The rights of holders of our common shares are governed by the laws of the Province of Ontario, including the Business Corporations Act (Ontario), by the applicable laws of Canada, and by our Articles, as amended (the “Articles”), and our bylaws (the “bylaws”). These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. The principal differences include without limitation the following:

Under the Business Corporations Act (Ontario), we have a lien on any common share registered in the name of a shareholder or the shareholder’s legal representative for any debt owed by the shareholder to us. Under U.S. state law, corporations generally are not entitled to any such statutory liens in respect of debts owed by shareholders. Our bylaws also provide that at least 25% of our Board of Directors must be resident Canadians.

With regard to certain matters, we must obtain approval of our shareholders by way of at least 66 2/3% of the votes cast at a meeting of shareholders duly called for such purpose being cast in favor of the proposed matter. Such matters include without limitation: (a) the sale, lease or exchange of all or substantially all of our assets out of the ordinary course of our business; and (b) any amendments to our Articles including, but not limited to, amendments affecting our capital structure such as the creation of new classes of shares, changing any rights, privileges, restrictions or conditions in respect of our shares, or changing the number of issued or authorized shares, as well as amendments changing the minimum or maximum number of directors set forth in the Articles. Under many U.S. state laws, the sale, lease, exchange or other disposition of all or substantially all of the assets of a corporation generally requires approval by a majority of the outstanding shares, although in some cases approval by a higher percentage of the outstanding shares may be required. In addition, under U.S. state law the vote of a majority of the shares is generally sufficient to amend a company’s certificate of incorporation, including amendments affecting capital structure or the number of directors.

Pursuant to our bylaws, two persons holding 5% of the shares entitled to vote at the meeting present in person or represented by proxy and each entitled to vote thereat shall constitute a quorum for the transaction of business at any meeting of shareholders. Under U.S. state law, a quorum generally requires the presence in person or by proxy of a specified percentage of the shares entitled to vote at a meeting, and such percentage is generally not less than one-third of the number of shares entitled to vote.

Under rules of the Ontario Securities Commission, a meeting of shareholders must be called for consideration and approval of certain transactions between a corporation and any “related party” (as defined in such rules). A “related party” is defined to include, among other parties, directors and senior officers of a corporation, holders of more than 10% of the voting securities of a corporation, persons owning a block of securities that is otherwise sufficient to affect materially the control of the corporation, and other persons that manage or direct, to a substantial degree, the affairs or operations of the corporation. At such shareholders’ meeting, votes cast by any related party who holds common shares and has an interest in the transaction may not be counted for the purposes of determining whether the minimum number of required votes have been cast in favor of the transaction. Under U.S. state law, a transaction between a corporation and one or more of its officers or directors can generally be approved either by the shareholders or a by majority of the directors who do not have an interest in the transaction.

Neither Canadian law nor our Articles or bylaws limit the right of a non-resident to hold or vote our common shares, other than as provided in the Investment Canada Act (the “Investment Act”), as amended by the World Trade Organization Agreement Implementation Act (the “WTOA Act”). The Investment Act generally prohibits implementation of a direct reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian,” as defined in the Investment Act (a “non-Canadian”), unless, after review, the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian (other than a “WTO Investor,” as defined below) would be reviewable under the Investment Act if it were an investment to acquire our direct control, and the value of our assets were CDN$5.0 million or more (provided that immediately prior to the implementation of the investment in our company was not controlled by WTO Investors). An investment in our common shares by a WTO Investor (or by a non- Canadian other than a WTO Investor if, immediately prior to the implementation of the investment our company was controlled by WTO Investors) would be reviewable under the Investment Act if it were an investment to acquire our direct control and the value of our assets equaled or exceeded certain threshold amounts determined on an annual basis.

The threshold for a pre-closing net benefit review depends on whether the purchaser is: (a) controlled by a person or entity from a member of the WTO; (b) a state-owned enterprise (SOE); or (c) from a country considered a “Trade Agreement Investor” under the Investment Act. A different threshold also applies if the Canadian business carries on a cultural business.

The 2018 threshold for WTO investors that are SOEs will be CDN$398 million based on the book value of the Canadian business’ assets, up from CDN$379 million in 2017.

The 2018 thresholds for review for direct acquisitions of control of Canadian businesses by private sector investor WTO investors (CDN$1 billion) and private sector trade-agreement investors (CDN$1.5 billion) remain the same and are both based on the “enterprise value” of the Canadian business being acquired.

A non-Canadian, whether a WTO Investor or otherwise, would be deemed to acquire control of our company for purposes of the Investment Act if he or she acquired a majority of our common shares. The acquisition of less than a majority, but at least one-third of the shares, would be presumed to be an acquisition of control of our company, unless it could be established that we are not controlled in fact by the acquirer through the ownership of the shares. In general, an individual is a WTO Investor if he or she is a “national” of a country (other than Canada) that is a member of the WTO (“WTO Member”) or has a right of permanent residence in a WTO Member. A corporation or other entity will be a “WTO Investor” if it is a “WTO Investor-controlled entity,” pursuant to detailed rules set out in the Investment Act. The U.S. is a WTO Member. Certain transactions involving our common shares would be exempt from the Investment Act, including:

●	an acquisition of our common shares if the acquisition were made in connection with the person’s business as a trader or dealer in securities;

●	an acquisition of control of our company in connection with the realization of a security interest granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

●	an acquisition of control of our company by reason of an amalgamation, merger, consolidation or corporate reorganization, following which the ultimate direct or indirect control of our company, through the ownership of voting interests, remains unchanged. Under U.S. law, except in limited circumstances, restrictions generally are not imposed on the ability of non- residents to hold a controlling interest in a U.S. corporation.

We are required to comply with the Exchange Act’s domestic reporting regime and has caused us to incur significant legal, accounting and other expenses.

We are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We may also be required to make changes in our corporate governance practices in accordance with various SEC and NASDAQ rules. As a result, we expect that compliance would increase our legal and financial compliance costs and is likely to make some activities highly time consuming and costly. We also expect that our required compliance with the rules and regulations applicable to U.S. domestic issuers, it will make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

We are an emerging growth company within the meaning of the Securities Act and intend to take advantage of certain reduced reporting requirements.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an EGC, we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an EGC. We could be an EGC for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate market value of our common shares held by non- affiliates exceeds $700 million as of any February 28 (the end of our second fiscal quarter) before that time, in which case we would no longer be an EGC as of the following August 31 (our fiscal year-end). We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile in the event that we decide to make an offering of our common shares following this direct listing.

Claims of U.S. civil liabilities may not be enforceable against us.

We are incorporated under Canadian law. Certain members of our Board of Directors and senior management are non- residents of the United States, and many of our assets and the assets of such persons are located outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the securities laws of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce judgments obtained in U.S. courts against them or us, including judgments predicated upon the civil liability provisions of the U.S. federal securities laws.

The United States and Canada do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in Canada. In addition, uncertainty exists as to whether Canadian courts would entertain original actions brought in the United States against us or our directors or senior management predicated upon the securities laws of the United States or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of Canada as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If a Canadian court gives judgment for the sum payable under a U.S. judgment, the Canadian judgment will be enforceable by methods generally available for this purpose. These methods generally permit the Canadian court discretion to prescribe the manner of enforcement.

As a result, U.S. investors may not be able to enforce against us or our senior management, Board of Directors or certain experts named herein who are residents of Canada or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of August 31, 2018, we had accumulated net operating losses (NOLs), of approximately CDN $31.0 million. Varying jurisdictional tax codes have restrictions on the use of NOLs, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership. Based upon an analysis of our equity ownership, we do not believe that we have experienced such ownership changes and therefore our annual utilization of our NOLs is not limited. However, should we experience additional ownership changes, our NOL carry forwards may be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously reported.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of David Sealock, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of David Sealock, Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.	INS XBRL Instance Document (1)
101.	SCH XBRL Taxonomy Extension Schema Document (1)
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document (1)
101.	LAB XBRL Taxonomy Extension Label Linkbase Document (1)
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Petroteq Energy Inc.

/s/ David Sealock
David Sealock
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 4, 2019