Form 10-K
period 2019-08-31
PETROTEQ ENERGY INC.
filed 2019-12-16
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2019

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-55991

PETROTEQ ENERGY INC.

(Exact name of registrant as specified in its charter)

Ontario	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15315 W. Magnolia Blvd, Suite 120 Sherman Oaks, California	91403
(Address of principal executive offices)	(Zip code)

(866) 571-9613

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act: None

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Shares, without par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of December 16, 2019 was 197,938,969.

Documents incorporated by reference: None.

PETROTEQ ENERGY INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Annual Report on Form 10-K, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “Petroteq,” the “Company,” “we,” “us” and “our” refer to Petroteq Energy, Inc.

i

PETROTEQ ENERGY INC.

FORM 10-K

ii

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

We are a Canadian-registered holding company that is engaged in various aspects of the oil and gas industry. Our primary focus is on the development and implementation of our proprietary oil sands mining and processing technology to recover oil from surface mined bitumen deposits. Our wholly owned subsidiary, Petroteq Energy CA, Inc., a California corporation (“PQE”), conducts our oil sands extraction business through two wholly owned operating companies, Petroteq Oil Sands Recovery, LLC, a Utah limited liability company (“PQE Oil”), and TMC Capital, LLC, a Utah limited liability company (“TMC”). Another subsidiary, Petrobloq LLC, a California limited liability company (“Petrobloq”), also wholly owned by PQE, is developing a blockchain-powered supply chain management platform for the oil and gas industry.

OIL SANDS MINING & PROCESSING

PQE, through its wholly owned subsidiaries PQE Oil and TMC, is in the business of oil sands mining and processing. Historically, all of PQE’s oil sands mining has occurred on a mineral lease located in the Asphalt Ridge area in eastern Utah, where it mines oil sands deposits containing heavy oil and bitumen located at or near the surface. Once mined, the oil sands ore is treated and processed for the extraction and upgrade of crude oil through the application of PQE’s proprietary extraction technology (the “Extraction Technology”) at a processing facility owned/operated by PQE Oil. In 2016, PQE Oil’s mining operations were temporarily suspended due to the relocation of its processing facility to a site within the TMC Mineral Lease in order to improve logistical and processing efficiencies and increase production capacity. PQE recommenced its oil sands mining and processing activities at the end of May 2018 and commenced commercial production during the first quarter of fiscal 2020 (the quarter ended November 30, 2019). Production at or near full capacity is expected in the second quarter of fiscal 2020. During the year ended August 31, 2019 we generated revenue of $59,335 which represents the sale of hydrocarbon products to refineries to determine the commercial quality of our hydrocarbon products.

Oil Sands Exploration and Processing Plant

In June 2011, PQE commenced the development of an oil sands extraction facility near Maeser, Utah and entered into construction and equipment fabrication contracts for the purpose of evaluating the Extraction Technology in producing a marketable crude oil from the extraction and processing of oil sands mined from the TMC Mineral Lease and from other deposits located in the Asphalt Ridge area. By January 2014 our initial processing facility, designed as a pilot plant having processing capacity of 250 barrels per day, was fully permitted and construction was completed by October 1, 2014. Operations conducted at this initial pilot plant during 2015 allowed us to test and evaluate the Extraction Technology at or near the plant’s capacity. During 2015, the plant produced approximately 10,000 (gross) barrels of oil from the local oil sands ores, including oil sands deposits located within our TMC Mineral Lease. From this production, 7,777.33 barrels of finished crude oil were sold to an oil and gas distributor for resale to its refinery customers, with the balance of the produced oil used internally to power generators for the plant. The initial processing plant was flexible in that it had the ability to produce both high quality heavy crude oil as well as lighter oil if needed.

In 2015, with the sharp decline in oil prices, PQE determined that the transportation costs of hauling mined ore from our mine site to the processing facility, a distance of approximately 17 miles, were adversely affecting the economics of our processing operations. For that reason and because of a downturn in world oil prices at that time, in 2016 we temporarily suspended operations. In 2017, the plant was disassembled and moved from its original location to the site of our Temple Mountain mining site (referred to as the Asphalt Ridge Mine #1) located within the TMC Mineral Lease, where the plant was reconstructed. During the reassembly of the facility, additional equipment was installed to increase the plant’s capacity from 250 barrels per day to 1,000 barrels per day. In May 2018, mining operations at the Asphalt Ridge Mine #1 recommenced and the new processing plant commenced a test production phase of heavy crude oil from oil sands deposits at this site. Production at or near full capacity at the plant is not anticipated until the second quarter of fiscal 2020.

Since May 2018, following completion of the test production phase at our new processing plant, we have operated only one of three production lines at the plant while awaiting the installation of equipment that will enable us to operate the other two production lines. We recently curtailed operations during a maintenance program in order to make equipment alterations and to install new equipment. With construction and installation of the expanded facilities at the plant having been substantially completed, we expect that the plant will have a capacity of up to 1,000 barrels per day and we anticipate that production at or near the expanded capacity will be achieved by the second quarter of fiscal 2020 and do not anticipate that the delays in completing the plant’s expansion will materially impact any of the requirements for continuous operations under the TMC Mineral Lease. Management’s current estimate of the total cost of our Utah oil sands processing facility, including the expansion of processing capacity in order to meet the requirements under the TMC Mineral Lease, exclusive of capitalized borrowing costs and lease costs, is between $28 million and $30 million.

Resources and Mining Operations

Through its acquisition of TMC in June 2015, PQE indirectly acquired certain mineral rights under the TMC Mineral Lease, consisting of a Mining and Mineral Lease Agreement, dated as of July 1, 2013, between Asphalt Ridge, Inc., as lessor, and TMC, as lessee, covering approximately 1,229.82 acres of land in the Asphalt Ridge area of Uintah County, Utah. In June 2018, PQE acquired additional mineral rights under two mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands”, each dated June 1, 2018, between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and PQE Oil, as lessee, covering lands that largely adjoin the lands covered by the TMC Mineral Lease ( “SITLA Leases”). More recently, in April 2019 and in July 2019, in two separate transactions, TMC acquired an initial 50% and then the remaining 50% of the operating rights under five (5) federal (U.S.) oil and gas leases, administered by the (U.S.) Department of Interior’s Bureau of Land Management (“BLM”), covering lands located in eastern and southeastern Utah (“BLM Leases”). At this time, PQE (through its subsidiaries) holds mineral leases (or the operating rights under leases) covering approximately 8,501.76 net acres within the State of Utah, consisting of 1,229.82 acres held under the TMC Mineral Lease, 1,311.94 acres held under the SITLA Leases and 5.960 acres under the BLM Leases.

The following table sets forth the gross/net developed and undeveloped acreage held under the TMC Mineral Lease.

TMC Mineral Lease Developed/Undeveloped Acreage (Gross/Net)
Total Acreage
Gross Acres	1,229.82 acres
Net Acres	1,229.82 acres
Developed Acreage
Asphalt Ridge Mine #1/Permit Boundaries
Gross Acres	174.00 acres
Net Acres	174.00 acres
Undeveloped Acreage
Acreage Outside Asphalt Ridge Mine #1/Permit Boundaries
Gross Acres	1,055.82 acres
Net Acres	1,055.82 acres

The TMC Mineral Lease covers lands situated in or near Utah’s Asphalt Ridge, an area located along the northern edge of the Uintah Basin and containing oil sands deposits located at or near the surface. Most of the oil-impregnated reservoirs or deposits in the Asphalt Ridge area are found in the Rimrock Sandstone (Mesaverde Group Formations) and in the (Tertiary) Duchense River Formation. Substantial bitumen deposits in the Rimrock and Duchense River Formations extend from the northwest in a southeasterly direction through a substantial part of the lands included in the TMC Mineral Lease, particularly the acreage located in T5S-R21E (Section 25) and T5S-R22E (Section 31) where our Asphalt Ridge Mine #1 is located. Bitumen-saturated pay thicknesses in lands covered by the TMC Mineral Lease generally range from 50-200 feet, with some deposits approaching 300 feet in pay thickness. PQE believes that oil sands deposits in this area may be mined economically at depths up to 250-300 feet below the surface.

The following tables set forth the gross/net undeveloped acreage held under the SITLA Leases and BLM Leases, respectively.

SITLA Leases
Developed/Undeveloped Acreage (Gross/Net)

SITLA Lease #53806
Gross Acres	833.03 acres
Net Acres	833.03 acres

SITLA Lease #53807
Gross Acres	478.91 acres
Net Acres	478.91 acres

All Acreage is Currently Undeveloped

BLM Leases Developed/Undeveloped Acreage (Gross/Net)

BLM Lease #U-38071
Gross Acres	1,920.00 acres
Net Acres	1,920.00 acres

BLM Lease #U-08291G
Gross Acres	160.00 acres
Net Acres	160.00 acres

BLM Lease #U-17781
Gross Acres	1,880.00 acres
Net Acres	1,880.00 acres

BLM Lease #U-17979
Gross Acres	720.00 acres
Net Acres	720.00 acres

BLM Lease #U-20860
Gross Acres	1,280.00 acres
Net Acres	1,280.00 acres

All Acreage is Currently Undeveloped

The BLM Leases include lands located either in the P.R. Springs or Tar Sands Triangle areas of Utah, geographic areas that have been designated as a “Special Tar Sands Area” by the (U.S.) Department of Interior.

The TMC Mineral Lease

Under the TMC Mineral Lease, TMC has the exclusive right to explore for, mine and produce oil and other minerals associated with oil sands, subject to certain depth limits. The TMC Mineral Lease was amended on October 1, 2015 and further amended on March 1, 2016, on February 1, 2018, and most recently on November 21, 2018. The primary term (the “Primary Term”) of the TMC Mineral Lease, as amended, commenced July 1, 2013 and continues for six years, plus an extension period. The term “extension period” was originally defined as a period of time measured from March 1, 2018 to the earlier of (i) March 1, 2019, or (ii) the date on which TMC delivers to the lessor a written financial commitment for the construction of PQE’s second proposed facility (or an expansion to PQE’s existing processing facility), this has since been superseded by the terms as described below.

During the Primary Term, if TMC fails to satisfy the requirements of “continuous operations”, the TMC Primary Lease will terminate unless the parties agree in writing to continue the Lease. If TMC, at the end of the Primary Term, has satisfied the requirements of continuous operations, the TMC Mineral Lease will continue in effect beyond the Primary Term as long as TMC continues to comply with any applicable requirements of continuous operations. Under the Lease, the term “continuous operations” consists of the following two requirements:

●	Processing Capacity. TMC must construct or operate one or more facilities (or any expansion to an existing facility) having the capacity to produce an average daily quantity (“ADQ”) of oil or other hydrocarbon products from oil sands mined or extracted from the Lease that, in the aggregate, will achieve (or exceed) the following:

By 07-01-2019, 80% of an ADQ of 1,000 barrels/day;

By 07-01-2020, 80% of an ADQ of 2,000 barrels/day; and

By 07-01-2021 (and for the remaining term of the Lease), 80% of an ADQ of 3,000 barrels/day.

●	Minimum Operations. From and after July 1, 2019, TMC must achieve oil sands processing operations that equal (or exceed) the applicable ADQ requirements specified above, either (i) during at least 180 days in each lease year, or (ii) during at least 600 days in any three consecutive lease years.

The TMC Mineral Lease is also subject to termination under the circumstances described below:

(i)	Termination will be automatic if TMC fails to obtain (a) by July 1, 2019, a written financial commitment to fund a second processing facility (or a facility expansion) that will increase our processing capacity by an additional 1,000 barrels per day (achieving an aggregate capacity of 2,000 barrels per day), and (b) by July 1, 2020, a written financial commitment to fund a third processing facility (or facility expansion) that will increase our processing capacity by an additional 1,000 barrels per day (achieving an aggregate capacity of 3,000 barrels per day). We expect that the cost of constructing each of the two additional processing facilities (or any expansion) will range between $10 million and $12 million, which we intend to fund from revenue derived from operations or from third party funding sources. However, to date revenue from our operations has been minimal and we currently have no financial commitment to fund the capital costs for these facilities as required under the TMC Mineral Lease. (See Risk Factors – “Our operations are dependent upon maintaining our mineral lease for the Asphalt Ridge Property”).

(ii)	Cessation of operations or inadequate production due to increased operating costs or decreased marketability and production is not restored to 80% of capacity within three months of any such cessation will cause a termination.

(iii)	Cessation of operations for longer than 180 days during any lease year or 600 days in any three consecutive years will cause a termination.

(iv)	From and after July 1, 2021, a failure of PQE’s processing facility to produce a minimum of 80% of a rated capacity of 3,000 barrels per day during a period of at least 180 calendar days during any lease year, the Lease may be terminated by the lessor.

(v)	TMC may surrender the lease with 30 days written notice.

(vi)	In the event of a breach of the material terms of the lease, the lessor will inform TMC in writing and TMC will have 30 days to cure any monetary breach and 150 days to cure any non-monetary breach.

We are currently in full compliance with the terms of the TMC Mineral Lease. As of August 31, 2019, we have paid advance royalties of $2,250,336 (August 31, 2018 - $1,890,336) to the lessor, of which a total of $1,382,307 has been used as a credit against production royalties that have accrued under the terms of the TMC Mineral Lease. The royalties expensed have been recognized in cost of goods sold on the consolidated statement of loss and comprehensive loss.

From and after July 1, 2021, we must make a minimum annual expenditure of $2,000,000 under the TMC Mineral Lease if an average daily production of 3,000 barrels is not achieved during a 180 day period each year.

During the year ended August 31, 2019, we received (gross) proceeds of $59,335 from the sale of upgraded or finished oil produced at our Asphalt Ridge processing facility from oil sands mined under the TMC Mineral Lease. During our fiscal years ending August 31, 2018, August 31, 2017 and 2016, we had no sales of produced oil since, during this period, we temporarily suspended our mining and processing operations during the relocation, reassembly and expansion of our process facility to a new site located within the TMC Mineral Lease.

During the last five (5) months of 2015, we produced approximately 10,000 barrels of oil, with 2,222 barrels consumed as fuel in plant operations and 7,777.33 barrels sold and delivered to an independent purchaser at our processing facility. Our use of produced oil as a fuel source for plant generators in 2015 is no longer necessary since the plant’s power supply is now provided by a local power company.

Our average sales from production, average costs of production and average API gravity of the oil produced at our initial pilot processing facility during the fiscal year ending August 31, 2015 were as follows:

i)	Average production sales and sales prices for fiscal year 2015.

Month	Average Sales Price (Bbls)	API Gravity (Avg)	Production Sold (Gross Bbls1)
August	$30.39	43.75	1,277.00
September	$32.97	46.36	1,926.53
October	$33.79	45.65	1,866.99
November	$30.42	45.00	898.21
December	$24.83	44.51	1,808.60
Total			7,777.33

(1)	Production sold during this period is not subject to adjustment for royalties or taxes. Oil sold during this period was produced from bitumen ore purchased from third parties and from a stockpile of mined ore at our Asphalt Ridge Mine #1 site that is exempt from royalties under the TMC Mineral Lease and from the overriding royalty held by Temple Mountain Energy, Inc. Under Utah law, no severance tax is imposed on oil and gas produced from oil sands or oil shale until June 2026.

ii)	Average production costs for fiscal year 2015

Average Monthly Production Costs 2015 (per Barrel of Produced Oil) (1)

	August	September	October	November	December
Fixed Costs(2)
Operator Labor	5.31	5.31	5.31	5.31	5.31
Electricity	0.48	0.48	0.49	0.52	0.55
Propane	1.07	1.07	1.33	1.35	1.41
Nitrogen	0.21	0.21	0.21	0.21	0.21
Water	0.10	0.10	0.10	0.10	0.10
Diesel Fuel	0.19	0.19	0.19	0.32	0.37
Rental Equipment	0.79	0.79	0.79	0.79	0.79
Variable Costs
Oil Sands Ore	4.58	4.61	4.61	4.59	4.58
Aromatic Solvents	0.65	0.65	0.65	0.65	0.65
Condensate(3)	18.32	17.90	16.87	15.94	15.56
Total Average Production Cost (by month)	31.70	31.31	30.55	29.78	29.53

(1)	The Average Monthly Production Costs for fiscal year 2015 are based on a total (gross) production of 10,000 barrels of oil during the five-month period (consisting of 7,777.33 barrels of oil that was sold and approximately 2,223 barrels that was used to fuel plant generators).

(2)	Fixed Costs do not include costs associated with produced oil consumed or used by our plant as a fuel source during production shut-downs since produced oil used as fuel (to keep units “warm”) during periods in which production is not occurring has been deemed not to be production-related

(3)	Variable costs for condensate are determined by multiplying (a) the fractional percentage of a barrel of condensate used in producing one barrel of finished oil during each month, by (b) the average monthly cost, on a per barrel basis, of condensate that we acquired during the month from our supplier (the table below shows our average monthly purchase costs for natural gas liquids (condensate) acquired from third parties during fiscal 2015).

iii)	Average purchase costs for natural gas liquids (condensate) for fiscal year 2015:

Month	Average Condensate Costs (1)
August	$28.38
September	$29.75
October	$29.26
November	$26.25
December	$22.15

(1)	The Average Condensate Costs, expressed on a “per barrel” basis, represent a monthly average of the price(s) paid for natural gas liquids supplied by third parties.

The costs associated with extraction and processing operations at our Asphalt Ridge processing facility which are used in determining our “Average Production Costs” – include the costs of oil sands ore, natural gas liquids, aromatic solvent, operator labor, electricity, propane, nitrogen, water, diesel fuel and rental equipment. The primary costs are the costs of oil sands ore, natural gas liquids, aromatic solvents, and labor costs. Other than the aromatic solvents, the condensate used as both a solvent and a feedstock in the processing operations at our Asphalt Ridge facility is produced by processing natural gas liquids through a distillation column, with aromatic solvents then added to the distillate. In addition:

●	Our fixed costs generally remain constant without regard to the API gravity of our upgraded crude oil;

●	Our oil sands ore costs, which include our open pit mining costs, the cost of transporting mined ore to our processing facility, and pre-processing costs (crushing etc.) incurred in preparing mined ore for processing, do not vary with the API gravity of the oil produced at our facility, but will increase over time (subject to economies of scale) as our mining operations expand and oil production increases; and

●	Solvent and condensate costs are based on the market prices that exist for each category of product, which are usually determined by a monthly average of prevailing prices in effect during the month of delivery. Solvent and condensate costs typically increase as the target API gravity for our finished crude oil increases (ranging from $2.62/barrel of oil to achieve an API gravity of 15.7 to $16.27/barrel of oil for an API gravity of 42).

In determining our “Average Production Costs” for 2015, our average fixed costs for each barrel of oil produced at our Asphalt Ridge processing facility during the period of August 2015 through December 2015 were: operator labor ($5.31); electricity ($ 0.50), propane ($1.25); nitrogen ($0.21); water ($0.1); diesel fuel ($ 0.25); and rental equipment ($0.79). For our variable costs (expressed for each barrel of oil produced at our facility), our average oil sands ore cost was $4.59 per barrel, the primary component of which was the cost of transporting the mined ore approximately 17 miles from our lease to the original location of our pilot plant, and our average cost for aromatic solvent and condensate was $0.65 and $16.92, respectively.

For comparison purposes, during the period of August 2018 through December 2018, our “Average Production Costs” decreased to $27 per barrel of oil produced at our Asphalt Ridge facility. During this period, our fixed costs did not differ materially from our August 2015 to December 2015 fixed costs. We do anticipate that we will experience an increase in fixed costs as we increase our capacity and operate at full capacity.

With respect to variable costs, our oil sands ore cost during the 2018 period increased to an average of $6.65  per barrel, due primarily to the quantity of ore processed, but with cost-savings resulting from the relocation of our processing facility to the mine site located within our TMC Mineral Lease. In addition, during the 2018 period, our average cost of aromatic solvent decreased to $0.47 and the average cost of condensate was substantially lower at $2.75, due primarily to our production of heavier oil with an API gravity of between 15 and 25 degrees.

We do not expect our operating costs to materially change as the depth of the Asphalt Ridge #1 Mine increases with additional mining over time. We further anticipate that increased efficiencies in our mining operations and various economies of scale (such as bulk quantity purchases of aromatic solvents at quantity/price discounts), will assist in managing and potentially reducing our average production costs as production at our Asphalt Ridge facility increases over time.

The API gravity for the raw heavy oil or bitumen extracted from oil sands ores initially treated at our Asphalt Ridge processing facility averages approximately 10 degrees. Through the application of the Extraction Technology at our plant, a new or distinct crude oil is produced having a range of API gravity of between 20 degrees and 35 degrees. Through our solvent formulation and the select distillation capabilities, the plant is able to craft a final crude oil product to meet the specifications of a range of (refinery and pipeline) customers.

The finished crude oil produced at our Asphalt Ridge processing facility is currently sold to an independent purchaser under short-term or spot delivery contracts where the purchaser takes delivery of finished crude oil at or near the plant and transports it for resale to a refinery in Nevada. The specifications of the oil produced at the plant are effectively tailored to meet customer (pipeline and refinery) specifications and requirements. From time to time we sell oil produced at our Asphalt Ridge facility pursuant to the terms of product off take agreements However, none of our agreements with our current purchaser and none of the offtake agreements are firm commitments requiring the purchaser to acquire a specified quantity of our produced oil. If we increase our production beyond the needs of our current purchaser, we expect to attempt to find additional purchasers for such additional production. Although we believe that larger production quantities will attract certain purchasers that only purchase larger quantities of product and will require transportation of our products to locations closer to our processing facility, resulting in lower transportation costs, to date we have only had preliminary discussions with such purchasers and have no purchase commitments from such purchasers. If purchasers located closer to our processing facility are not interested in acquiring such additional quantities produced, we may sell our product to purchasers that may require transportation of our products to locations that are further from our processing facility, which would result in higher transportation costs and lower profit margins for us.

Generally, the finished oil produced at our Asphalt Ridge processing facility is sold at a price representing a discount off an average of published prices for West Texas Intermediate (WTI) crude oil for a specified period.  WTI crude oil is commonly used as a benchmark in pricing oil under oil sales/purchase contracts, particularly in the U.S. The discount off the WTI benchmark price is based on a number of factors, including differences that may exist between the specifications of our crude oil and those of WTI crude oil together with the cost of transporting our crude oil to delivery points. Since WTI crude oil generally has an API gravity of between 37-42 degrees, a heavier oil having a lower API gravity in the range of the oil produced at our processing facility will be valued and sold at a price reflecting a discount off the WTI benchmark price.

We anticipate that, as production from our oil sands facility increases, longer term contracts will be secured by PQE Oil utilizing market-based pricing formulas.

The SITLA Leases

The SITLA Leases have a primary term of ten (10) years, and will remain in effect thereafter for as long as (a) bituminous sands are produced in paying quantities, or (b) PQE Oil is otherwise engaged in diligent operations, exploration or development activity and certain other conditions are satisfied. Generally, the term of the SITLA Leases may not be extended beyond the twentieth year of their effective dates except by production in paying quantities. An annual minimum royalty of $10 an acre must be paid during the first ten years of the SITLA Leases; from and after the 11th year of the leases, the annual minimum royalty may be adjusted by the lessor based on certain “readjustment” provisions in the SITLA Leases. Annual minimum royalties paid in any lease year may be credited against production royalties accruing in the same year.

The BLM Leases

In April 2019, TMC acquired an undivided 50% of the operating rights under the BLM Leases, consisting of the right to explore for and produce oil from oil sands formations and deposits from the surface down to a subsurface depth of 1,000 feet. The operating rights assigned and transferred to TMC under certain of the BLM Leases also grant to TMC the right, subject to similar depth limitation, to explore for and produce oil and gas from conventional sources. Each of the BLM Leases includes lands that are located within a “Special Tar Sands Area” or “STSA”, a geographic area that has been designated by the (U.S.) Department of Interior as containing substantial deposits of oil sands.

The BLM Leases were originally issued by BLM under the Mineral Leasing Act of 1920 (the “MLA”). However, because the definition of “oil” in the MLA prior to 1981 did not include oil produced from oil sands, the BLM Leases (and all other federal onshore mineral leases issued prior to 1981) did not authorize the development and recovery of oil from oil sands, tar sands and bitumen-impregnated rocks and sediments. The Combined Hydrocarbon Leasing Act of 1981 (“CHL Act”) expanded the definition of “oil” to include oil produced from oil sands and bitumen deposits and authorized the issuance of new “combined hydrocarbon leases” or “CHLs” that permit exploration and production of oil and gas from both conventional sources and from oil sands deposits.

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

Summary of Production Royalties Payable

Technology Transfer Agreement

Pursuant to the terms of a technology transfer agreement dated November 7, 2011 that we entered into with Vladimir Podlipskiy, the developer of the Extraction Technology, we are obligated to pay Mr. Podlipskiy a royalty on production from each processing plant that we own or operate that uses the Extraction Technology, starting with the construction and operation of a second plant. The royalty, if and at such time as it becomes payable, will consist of 2% of gross sales if the price of heavy oil is below $60.00 per barrel; 3% of gross sales if the price of heavy oil is between $60.00 and $69.99 per barrel; 3.5% of gross sales if the price of heavy oil is between $70.00 and $79.99 and 4% of gross sales if the price of heavy oil is greater than $80.00 per barrel.

TMC Mineral Lease

Under the TMC Mineral Lease, TMC holds 100% of the working interests (subject to a 1.6 % overriding royalty previously granted to Temple Mountain Energy, Inc.).

In addition, TMC is required to make certain advance royalty payments to the lessor. Future advance royalties required are:

(i)	From July 1, 2018 to June 30, 2020, minimum payments of $100,000 per quarter.

(ii)	From July 1, 2020, minimum payments of $150,000 per quarter.

Minimum payments commencing on July 1, 2020 will be adjusted for CPI inflation.

Production royalties payable under the TMC Mineral Lease are eight percent (8%) of the gross sales revenue, subject to certain adjustments up until June 30, 2020. After that date, royalties will be calculated on a sliding scale based on crude oil prices ranging from 8% to 16% of gross sales revenues, subject to certain adjustments.

SITLA Leases

The SITLA Leases provide that PQE Oil must pay: (i) an annual rent equal to the greater of $1 an acre or a fixed sum of $500 (without regard to acreage); and (ii) a production royalty of 8% of the market price received for products produced from the leases at the point of first sale, less reasonable actual costs of transportation to the point of first sale. After the tenth year of the Leases, the lessor may increase the royalty rate by as much as one percent (1%) per year up to a maximum of 12.5%, subject to a proviso that production royalties under the leases shall never be less than $3.00/bbl during the term of the Leases. As the sole lessee under the SITLA Leases, PQE Oil owns 100% of the working interests under the Leases, subject to payment of annual rentals, advance annual minimum royalties, and production royalties.

BLM Leases

Under the BLM Leases, production royalties are governed by BLM regulations and are payable to the United States (Department of Interior) at the rate of 12.5% of the amount or value of the production removed and sold. The interests acquired by TMC under the BLM Leases are also subject to a 6.25% overriding royalty reserved by predecessors-in-title.

Permits and Taxes

On September 15, 2008, a large mining permit was granted to TME Asphalt Ridge, LLC by the State of Utah Division of Oil, Gas, and Mining (“UDOGM”) for the mining and development of the Asphalt Ridge Mine #1, an open pit mine located on land included within the TMC Mineral Lease.

On or about July 9, 2015, UDOGM approved an application filed by TMC to transfer the “Notice of Intention to Commence Large Mining Operations” for the Asphalt Ridge Mine #1 (Permit # M/047/0089) from TME Asphalt Ridge LLC to TMC. On October 27, 2017, UDOGM granted final approval to TMC’s “Amended Notice of Intention to Commence Large Mining Operations” and issued final Permit # M/047/0089 authorizing TMC to conduct operations at Asphalt Ridge Mine #1. On or about August 6, 2018, PQE Oil filed an amended “Notice of Intention to Commence Large Mining Operations” at the Asphalt Ridge Mine #1, primarily for the purpose of notifying UDOGM that PQE Oil will be the operator under the TMC Mineral Lease and to provide an update on the mining and oil sands processing plan developed by PQE Oil for Asphalt Ridge Mine #1. The August 2018 Notice of Intention to Commence Large Mining Operations has been approved by the UDOGM on July 23, 2019.

Mining operations, including the initial development of the mine at the property and removal of the overburden soil layer has already been performed. In addition to the mining permits, all environmental, construction, utility and other local permits necessary for the construction of the plant and the processing of the oil sands have been granted to PQE.

Specifically, a Groundwater Discharge Permit was issued by the Utah Department of Environmental Quality (Division of Water Quality, Water Quality Board) (“UDEQ”), on July 26, 2016 (expiration on July 27, 2021), covering disposal of tailings from ore sands produced from the land area encompassed by the Asphalt Ridge Mine #1. This permit was required by Utah law even though our processing facility does not use a water-based process and authorizes a return of residual sand tailings to the mine for backfill and capping. A Small Source Registration air permit was issued by UDEQ by a letter dated November 2, 2018. The letter confirms that our processing facility at Asphalt Ridge is exempt from any requirement of additional air quality permits since the facility produces less emissions than the level that would require a special air permit. A Conditional Use Permit (“CUP”) was issued by the Uintah County (Utah) Commission to us on January 29, 2018, for the operation of our current processing facility. The CUP is a right/interest in land under Utah law and will continue in effect in perpetuity. A local business license was issued to PQE Oil by the Uintah County Commission on November 19, 2018. The business license must be renewed annually on payment of a license renewal fee.

The oil and gas properties (including plants, equipment etc.) included in or under the TMC Mineral Lease are subject to the State of Utah’s property (ad valorem) tax. The actual tax rate is established by each county in the State (and therefore may vary) and is generally assessed against the “fair market value” of the property. Under Utah Code § 59-2-1103, the oil and gas properties included in the SITLA Leases are exempt from the State’s property (ad valorem) tax (although this exemption does not apply to improvements on state lands).

Under Utah Code § 59-5-120, beginning January 1, 2006 and ending June 30, 2026, no severance (production) tax will be imposed on oil and gas produced from oil sands (tar sands). Accordingly, severance tax will not be owed to the State of Utah on the production of oil and hydrocarbon substances from the TMC Mineral Lease or the SITLA Leases until after June 30, 2026.

Extraction Technology

PQE intends to continue to develop its operations by processing purchased native oil sands ore, as well as native oil sands ore produced through the mining operations of its subsidiary (TMC) using its patented closed loop, continuous flow, scalable and environmentally safe Extraction Technology. The Extraction Technology process allows the extraction of hydrocarbons from a wide range of both “water- wet” and/or “oil-wet” oil sands deposits and other hydrocarbon sediment types. PQE’s oil extraction process takes place in a completely closed loop system that continuously recirculates and recycles the solvent after it has completely separated the asphaltene and heavy oils from the oil sands. The closed loop system is capable of recovering over 99% of all hydrocarbons from the oil sands, making this technology very environmentally friendly. The only two end products of the process are high quality heavy oil and clean sand.

The Extraction Technology, which has been modified since 2015 and unlike the technology utilized in 2015, utilizes no water in the process, is anticipated to produce no greenhouse gases, requires no high temperature and/or pressure for the extraction process, and expects to extract up to 99% of all hydrocarbon content and recycle up to 99% of the solvents. The proprietary solvent composition consists of hydrophobic, hydrophilic and polycyclic hydrocarbons. It is expected to dissolve up to 99% of heavy bitumen/asphalt and other lighter hydrocarbons from the oil sands, and prevent their precipitation during the extraction process. Solvents used in this composition form an azeotropic mixture which has a low boiling point of 70 – 75 C degrees and it is expected to allow recycling of over 99% of the solvent. These features, in the event they produce as anticipated by PQE, make it possible to perform hydrocarbon extraction from oil sands at mild temperatures of 50 – 60 degrees C, with no vacuum or/and pressure applied that would lead to high energy and economic efficiency of the extraction of oil from the overall oil sands extraction process.

In the oil extraction and upgrade process utilized at our Asphalt Ridge processing facility, the bitumen crude oil that we extract from mined oil sands (used as a primary feedstock) has an average API gravity of 10 degrees.

No diluents or blending agents are used to reduce the viscosity of the heavy oil extracted from bitumen saturated ores. Instead, varying amounts of solvent (which we distill from natural gas condensate, ordinary chemicals, and recycled solvent) are introduced into an extraction tank containing raw oil sands ore that has been crushed prior to being added to the extraction tank. The solvent is designed to release the crude oil from bitumen-saturated sandstones during the initial extraction process. This process yields an unfinished crude oil containing the solvent and a second residual consisting of clean sand (that contains virtually no hydrocarbons).

The unfinished crude oil containing solvent is then introduced or subjected to a simple distillation process where, as the temperature is increased to certain boiling points, virtually all of the solvent is recovered and recycled for future use and the hydrocarbons contained in the unfinished oil are manipulated. During this process – and depending on the API gravity target of the customer – as temperatures are increased, a greater number of increasingly longer hydrocarbon chains are removed (starting with shorter chains of light hydrocarbons and moving to longer heavier hydrocarbon chains having higher boiling points), resulting in a finished crude oil having a higher API gravity (and requiring larger quantities of solvent/condensate in the process). Conversely, at lower temperatures, the solvent and lighter hydrocarbon chains are removed and recycled for future use, resulting in a lower API gravity finished crude oil (and requiring smaller quantities of solvent/condensate in the process).

The finished crude oil produced and sold to our customers, for purposes of disclosure under the SEC’s classifications, qualifies as a “synthetic crude oil”. However, the finished oil that we produce is not bitumen and contains virtually no residual solvents or synthetic compounds, is not a blend of separate oils or hydrocarbon products and does not contain diluent. Instead, our finished oil is produced by the extraction, processing and refinement of natural petroleum and is not manufactured by synthesis or with feedstocks that contain or utilize synthetic compounds. For that reason, we market the finished oil that we produce as an upgraded crude oil, a distinct oil product consisting of naturally occurring hydrocarbons and having its own specifications.

The oil extraction process has a reboiler, vapors vessel, heat exchangers, air fin condenser, and an oil heater plus a propane tank as the energy source. The reboiler and vapor vessel are used to recycle the solvent. The oil-solvent mixture is subject to increased temperatures in the reboiler to the solvent’s boiling temperature(s), overheated vapors travel through the vapor vessel into the condenser and the solvents are condensed back into a liquid in the air fin cooler/condenser and returned (recycled) back to the process.

During the recovery of the solvent through the distillation process, the plant’s engineering and technical personnel are able to select the hydrocarbon chains in the condensate/solvent that are to be flashed off and recovered for recycled reuse in the plant, which in turn produces a crafted finished crude oil. In other words, by selectively stripping or flashing off different hydrocarbon chains from the solvent (whether it be heavier hydrocarbons such as C7 heptanes or C8 octane, or lighter hydrocarbons such as C5 pentane or C6 hexane, plant personnel are able, by design, to use the condensate component of the solvent as a feedstock to produce a relatively sweet heavy to medium crude oil (with an API gravity in the 20-30 degree range) or a sweet lighter crude oil (with an API gravity in the 30-40 degree range). The final product is a distinct crude oil, having its own specifications, produced through the processing and distillation of hydrocarbons derived from two feedstocks: (a) crude bitumen oil or heavy oil extracted from native oil sands, and (b) natural gas condensate.

As part of a hydrocarbon refining process utilizing basic chemistry, the natural gas condensate used in the solvent serves dual functions of (1) a solvent that effectively causes a release of heavy oil from the bitumen-saturated stream, and (2) a feedstock that, through distillation with a primary feedstock consisting of the raw heavy oil or bitumen stream extracted from raw oil sands ores, produces a finished crude oil product. The solvent that is not recovered in the refining process effectively acts as a feedstock to produce the crude oil.

While the initial tests of the Extraction Technology in 2015 did not include recycling of solvents, we believe that recent improvements to this technology will achieve the recovery/recycling of over 99% of the solvent and between 50% and 99% of the natural gas condensate. This was based, among other things, on the results of tests previously conducted internally and with third parties at PQE’s laboratory in San Diego using different batches of heavy oil extracted from oil sands in a solvent-extraction process. The actual amount of natural gas condensate recovered/recycled is expected to vary depending upon the API gravity of the finished oil that we elect to produce. Using our Extraction Technology, the production of oil having a higher API gravity will consume more condensate and recycle/recover less condensate.

Another key element of our Extraction Technology is that it applies its own extractor using a proprietary/patented “liquid fluidized bed” solvent extraction system for bitumen/oil impregnated in oil sands. A “liquid fluidized bed” style reactor is anticipated to provide continuous mixing of the (liquid) solvent and the solid ore particles. It is intended to allow a continuous flow process with optimal material/mass/energy balances. The Extraction Technology uses only a fraction of the energy needed to produce a barrel of oil when compared with the water-based technologies used in Canada. PQE’s process also employs multiple energy saving technologies to reduce energy consumption. This has resulted in a high level of energy efficiency in the oil extraction process that we use in our Asphalt Ridge processing facility. PQE’s patented design also includes exceptionally efficient heat exchange and distillation/rectification systems. This energy efficiency should significantly improve the economics involved in operating our processing facility.

PQE has received patents in the United States, Canada and Russia that protect the claims and processes embodied in the Extraction Technology. See “Intellectual Property” below.

INTELLECTUAL PROPERTY

On March 27, 2013, PQE entered into an intellectual property license agreement in a private arm’s length transaction with a Canadian company, TS Energy Ltd., which has agreed to act as the sole and exclusive licensee of the Extraction Technology within Canada and the Republic of Trinidad and Tobago.

On July 2, 2019, PQE entered into an intellectual property license agreement with Valkor LLC, a company based in Katy, Texas, for the non-exclusive, non-transferable use of the Extraction Technology worldwide (subject to any exclusive license agreements in effect) in the engineering, construction and operation of oil sands extraction plants. The agreement requires Valkor to invest (or secure investment of) a minimum of US$20 million towards the construction of an oilsands plant by December 2020, and to have in production a minimum of 1,000 barrels per day. The agreement also requires Valkor to pay a one-time non-refundable license fee of US$2 million per oil sands plant commissioned, with 50% payable upon start of construction and the remainder payable upon first production. The agreement further provides that Valkor will pay a five percent (5%) royalty based on annual gross sales for so long as the licensed technology is covered by a valid claim in the country in which it is used.

We rely upon patents to protect our intellectual property. We have obtained patents in the United States, Canada and Russia that protect the Extraction Technology. The following sets forth details of our issued patents.

DOCKET	TITLE	COUNTRY	DATE FILED SERIAL NO.	DATE ISSUED PATENT NO./STATUS
1492.2	Oil From Oil Sands Extraction Process	USA	09/26/12 13/627,518 ----------------------- 10/07/11 61/545,034	02/06/18 9,884,997 Expires: 10/07/31

Summary: A system for extracting bitumen from oil sands includes an extractor tank which incorporates a plurality of jet injectors. Operationally, the jet injectors provide jet streams of an extractant in the extractor tank that creates a fluidized bed of the extractant. A reaction between crushed oil sands and the fluidized bed then separates bitumen from the oil sands.

Corresponding Foreign Patent Properties

11492.2a	Oil Extraction Process	Canada	09/30/11 2,754,355	Received Notice of Allowance; patent payment submitted to Commission of Patents

11492.2d	Oil From Oil Sands Extraction Process	Russia	04/28/14 2014117162	12/20/15 2571827 Expires: 09/27/2032

THE OIL SANDS MARKET

As an unconventional hydrocarbon resource, oil sands hold hundreds of billions of barrels of oil on a worldwide basis. Although Canada is the only country that is currently extracting large quantities of oil from its oil sands deposits, the United States also has large oil sands resources that can be developed. In a 2007 Report entitled “A Technical, Economic, and Legal Assessment of North American Oil Shale, Oil Sands, and Heavy Oil Resources In Response to Energy Policy Act of 2005 Section 369(p)” (September 2007), prepared by the Utah Heavy Oil Program, Institute For Clean and Secure Energy and The University of Utah for the U.S. Department of Energy (the “2007 Report”), the authors reported the following estimates, which estimates were based upon source material published in 1979, 1987 and 1993:

●	The United States has an estimated 76 billion barrels of oil-in-place (“OIP”) (OIP are not estimates of reserves or recoverable resources) from bitumen and heavy oil contained in oil sands resources;

●	In the United States, Utah is known to have the largest oil sands deposits, with total resource estimates ranging from 23 to 32 billion barrels of OIP from bitumen and heavy oil contained in oil sands formations and deposits; and

●	Within the state of Utah, the region that has experienced the most oil sands development, both in terms of existing oil production and supporting infrastructure, is the Asphalt Ridge area located on the northern edge of the Uintah Basin in eastern Utah. In the 2007 Report, it is estimated that about one (1) billion barrels of OIP exist in the form of bitumen and heavy oil contained in oil sands formations and deposits in the Asphalt Ridge area.

From our own investigation of the oil sands deposits in the Asphalt Ridge area of Utah, we believe that a substantial part of the oil sands deposits in this area are accessible through outcroppings or in shallow depths with limited or no overburden. In our view, the location and accessibility of oil sands deposits in Asphalt Ridge create an opportunity for commercial development, supported by positive economics, using surface mining techniques and our extraction technology.

The worldwide growing demand for heavy crude oil and the recent decline in heavy crude oil production in countries such as Venezuela makes the high quality, low sulfur, heavy oil found in oil sands deposits in the United States a valuable resource that has been underdeveloped to date. The development of “tight shale” oil plays in the United States has produced significant quantities of light, sweet crude oil reserves, but heavy oil development in the United States has lagged. The development of oil sands domestically has the potential to turn the United States into a major supplier of heavy oil to world markets. To date, oil sands development has been limited by the absence of a viable technology that can extract heavy oil and bitumen from the oil sands deposits in an economical and environmentally responsible manner. To that end, PQE has developed and patented an extraction technology that aims to develop oil sands reserves in an economical and environmentally responsible manner. PQE is currently expanding its commercial oil sands extraction operations in the Asphalt Ridge area, utilizing a process that is economical, environmentally friendly and produces high quality heavy oil.

We have tested our Extraction Technology both at Asphalt Ridge and with oil sands sourced from different parts of the world and having different hydrocarbon chemical compositions. To date, we have conducted tests with oil sands from Russia, China, Indonesia and the Middle East. Our tests with Russian oil sands, which were the only tests of our Extraction Technology with oil sands from different parts of the world that were conducted by third parties, were conducted in Ufa, Bashkorkostan (Russia) by a third party (KVADRA) retained by us to perform the tests using a multi-ton pilot plant, used the local oil sands ore with oil saturation in a range of 7-10%, and resulted in industrial quantities of heavy oil. From the tests conducted in Ufa, an average of 70 metric tons of raw oil sands material were processed per day resulting in 5,475 kg of heavy asphaltenic oil per day. Other tests, consisting of oil sands samples from China, Indonesia and Jordan, were conducted internally at PQE’s laboratory in San Diego using lab bench testing with our own solvent blend that produced approximately one to two pound quantities. By introducing the solvent mixture to crushed and treated ore containing bitumen oil, the oil was separated by recycling the solvent with a laboratory-scale rotor vacuum evaporator. Sand tailings were separated by centrifugation and dried under the vacuum.

Through our testing of oil sands sourced from different countries, we found that the efficiency and consistency of PQE’s extraction technology are not affected by differences in the chemical composition of the oil/bitumen in the oil sands. Despite relatively significant differences in oil/bitumen chemistry, both the efficiency and consistency of our extraction technology remained intact, resulting in an oil recovery efficiency that in each test exceeded 99%. We believe that this testing demonstrates that the Extraction Process is universal in its application and does not depend on the material source or the hydrocarbon content or fingerprint.

PETROBLOQ LLC

In November 2017, we formed a subsidiary Petrobloq LLC to focus on developing digital supply chain management solutions. Petrobloq has entered into an agreement with First Bitcoin Capital Corp. (“FBCC”), a global developer of blockchain-based applications, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry. The platform is being designed to be a “one-stop shop” that will provide both small and large oil and gas producers and operators with the ability to customize their own distributed ledger modules that will permit each company, in a secure “closed” environment, to document, track, and account for the supply of equipment, materials and services in project, field, and lease development. The agreement with FBCC requires that Petroteq pay FBCC $500,000 for the services to be provided, of which $252,500 has been paid.

The supply chain management platform is currently in early stage development and we are in the process of continuing research and development activities. The current development plans are that the platform will be blockchain agnostic and able to run on any blockchain that is commercially available. The Company’s business does not entail, and it is not anticipated that it will entail, the creation, issuance, or use of any digital assets.

In February 2018, Petrobloq leased an 1,800 square foot office in Calabasas, California. The office is staffed with four contract employees hired by FBCC serving as Project Manager; Director of Operations, Solutions Architect and Senior Database Developer, respectively.

In June 2018 and September 2018, we entered into statements of work with MehzOhanian, a software engineering firm based in Austin, Texas, to develop blockchain applications for Petrobloq. MetzOhanian specializes in blockchain engineering, supply chain management software development, and digital security consulting. MetzOhanian will be working with Petrobloq to develop blockchain applications aimed at increasing supply chain transparency and efficiency in the oil and gas sector. The statements of work entered into on June 5, 2018 was for services to be provided from June 5, 2018 until August 10, 2018 and the statement of work entered into on September 24, 2018 is for services to be provided between October 1, 2018 and October 1, 2019. The services are provided on an hourly basis and the estimated cost of the services to be provided under the second statement of work is $129,850.

OTHER INVESTMENTS

In addition, we own a 44.7% interest in Accord GR Energy, Inc., a Delaware corporation (“Accord”), which uses two oil enhanced recovery technologies that it licenses from one of its affiliated entities to conduct oil and gas production activities. We also own a 25% interest in Recruiter.com Oil and Gas Group LLC, a Delaware limited liability company (“Recruiter. OGG”), a recruitment venture that provides a website focused on careers in the oil and gas industry. Due to the lack of activity in both Accord and Recruiter.OGG, our investment in each has been fully written off on our balance sheet for the year ended August 31, 2019.

REGULATION

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Full mining permits have been granted to PQE Oil from the State of Utah Division of Oil, Gas, and Mining for the mining and development of the Asphalt Ridge Mine #1 located in the Asphalt Ridge area of Utah. In addition to the mining permits, all environmental, construction, utility and other local permits necessary for the construction of the plant and the processing of the oil sands have been granted to PQE Oil. Our operations are also subject to various conservation laws and regulations.

Typically, oil enhancements such as hydraulic fracturing operations are overseen by state regulators as part of their oil and gas regulatory programs; however, the (U.S.) Environmental Protection Agency (“EPA”) has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority. As a result, we may be subject to additional permitting requirements for our operations. These permitting requirements and restrictions could result in delays in operations at well sites as well as increased costs to make wells productive. In addition, legislation introduced in Congress provides for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and requires the public disclosure of certain information regarding the chemical makeup of hydraulic fracturing fluids. Moreover, on November 23, 2011, the EPA announced that it was granting in part a petition to initiate a rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and gas exploration and production. Further, on May 4, 2012, the BLM issued a proposed rule to regulate hydraulic fracturing on public and Indian land.

On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAP) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (e.g., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. Further, the final rules under NESHAP include maximum achievable control technology (MACT) standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. Compliance with these requirements, especially the imposition of these green completion requirements, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

In addition to these federal legislative and regulatory proposals, some states such as Pennsylvania, West Virginia, Texas, Kansas, Louisiana and Montana, and certain local governments have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances, including requirements regarding chemical disclosure, casing and cementing of wells, withdrawal of water for use in high-volume hydraulic fracturing of horizontal wells, baseline testing of nearby water wells, and restrictions on the type of additives that may be used in hydraulic fracturing operations. For example, the Railroad Commission of Texas adopted rules in December 2011 requiring disclosure of certain information regarding the components used in the hydraulic fracturing process. In addition, Pennsylvania’s Act 13 of 2012 became law on February 14, 2012 and amended the state’s Oil and Gas Act to impose an impact fee for drilling, increase setbacks from certain water sources, require water management plans, increase civil penalties, strengthen the Pennsylvania Department of Environmental Protection’s (PaDEP) authority over the issuance of drilling permits, and require the disclosure of chemical information regarding the components in hydraulic fracturing fluids.

We believe that the technologies we use are cleaner and environmentally friendlier than the known fracking or tar sand technologies. Regulatory and social resistance sometimes prohibits fracking recovery methods in some states and we intend to consider entering in those states with our technologies offering to the regulators and the public solutions that we believe would help to lift the bans and ease resistance to oil and gas field development.

OSHA and Other Laws and Regulations.

We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA), and comparable state laws. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state laws require that we organize and/or disclose information about hazardous materials used or produced in our operations. Also, pursuant to OSHA, the Occupational Safety and Health Administration has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.

Oil Pollution Act.

The Federal Oil Pollution Act of 1990 (“OPA”) and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The term “waters of the United States” has been broadly defined to include inland water bodies, including wetlands and intermittent streams. The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages. We believe that we are in compliance with the OPA and the federal regulations promulgated thereunder in the conduct of our operations.

Clean Water Act.

The Federal Water Pollution Control Act (Clean Water Act) and resulting regulations, which are primarily implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease construction or operation of certain facilities or to cease hauling wastewaters to facilities owned by others that are the source of water discharges. We believe that we substantially comply with the Clean Water Act and related federal and state regulations.

COMPETITION

Competition in the oil industry is intense. We compete with other companies seeking to acquire sub economic oil fields, many with substantial financial and other resources. We will also compete with technologies such as gas injection, polymer flooding, microbial injection and thermal methods. As a new technology, we also compete with many of the other technologies that have been proven to be economically successful in enhancing oil production in the United States. As a result of this competition, we may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations. However due to the innovative nature of our technology and the ecological benefit it provides, while remaining economically efficient, we believe that competition will not be a significant impediment to our operations or expansion.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the date of the first sale of our common shares pursuant to an effective registration statement filed under the Securities Act; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common shares that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

ENFORCEABILITY OF CIVIL LIABILITIES

We are a company incorporated in Ontario, Canada. Certain of our directors and officers named in this registration statement reside outside the U.S. In addition, some of our assets and the assets of our directors and officers are located outside of the United States. As a result, it may be difficult for investors who reside in the United States to effect service of process upon these persons in the United States. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in U.S. courts against us or these persons in any action, including actions based upon the civil liability provisions of U.S. federal or state securities laws.

Furthermore, there is substantial doubt whether an action could be brought in Canada in the first instance predicated solely upon U.S. federal securities laws. Canadian courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or these persons on the grounds that Canada is not the most appropriate forum in which to bring such a claim. Even if a Canadian court agrees to hear a claim, it may determine that Canadian law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Canadian law.

History and Development of the Company

We were incorporated as “AXEA Capital Corp.” on January 4, 2008 pursuant to the Business Corporations Act (British Columbia). On October 15, 2012, MCW Energy Group Limited (“MCW NB”), a corporation incorporated in the Province of New Brunswick, completed a reverse acquisition of AXEA Capital Corp. (the “RTO”) and as a result MCW NB became a wholly owned subsidiary of AXEA Capital Corp. which also changed its name from “AXEA Capital Corp.” to “MCW Enterprises Ltd.” Pursuant to articles of continuance filed on December 7, 2012, MCW NB changed its jurisdiction of governance by continuing from the Province of New Brunswick into the Province of Ontario. Pursuant to articles of continuance filed on December 12, 2012, MCW Enterprises Ltd. changed its jurisdiction of governance by continuing from the Province of British Columbia into the Province of Ontario and changed its name to MCW Enterprises Continuance Ltd. Pursuant to a certificate of amalgamation dated December 12, 2012, MCW Enterprises Continuance Ltd. and MCW NB amalgamated in the Province of Ontario and continued under the name “MCW Energy Group Limited”.

We are governed by the Business Corporations Act (Ontario) and our registered office is located at Suite 6000, 1 First Canadian Place, PO Box 367, 100 King Street West, Toronto, Ontario M5X 1E2, Canada and our principal place of business is located at 15315 W. Magnolia Blvd., Suite 120, Sherman Oaks, California 91403. Our telephone number is (866) 571-9613.

Our common shares are publicly traded on the TSX Venture Exchange (the “TSXV”) under the trading symbol “PQE”, the Frankfurt Exchange under the trading symbol PQCF.F and on the OTC Pink under the trading symbol “PQEFF”.

Pursuant to articles of amendment filed on May 5, 2017, we changed our name from “MCW Energy Group Limited” to “Petroteq Energy Inc.” and we changed our TSXV trading symbol from MCW to PQE. On June 2, 2017, our OTCQX trading symbol was changed from MCW to PQEFF. Since March 15, 2018, our stock has traded on the OTC Pink market when it no longer traded on the OTCQX International Market.

On May 5, 2017, we effected a share consolidation (reverse stock split) on a 1-for-30 basis. Unless otherwise included, all shares amounts and per share amounts in this registration statement have been prepared on a pro forma basis to reflect the 1-for-30 reverse stock split of our outstanding common shares. On November 23, 2018, our shareholders approved a resolution authorizing our Board of Directors to consolidate our shares on a basis of up to ten for one. No consolidation has been effected to date.

Additional information related to our company may be found on our website at www.petroteq.energy. Information contained in our website does not form part of the registration statement and is intended for informational purposes only.

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

Our oil extraction segment has a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil extraction business.  In May 2018 we recommenced our oil extraction activities, which is expected to be a significant source of our revenue. From 2015 until 2018, we temporarily ceased our oil sands mining and processing operations while we relocated our processing plant. For a limited period, we made sales of hydrocarbon products to customers produced at our initial processing facility following completion of its construction and fabrication on September 1, 2015. Due to the volatility in the oil markets production ceased as we were not able to operate profitably at low volumes of output. The losses from continuing operations over the past four fiscal years are largely due to the relocation, reassembly and expansion or our processing facility on land located within our TMC Mineral Lease located in Uintah County, Utah. As of the date of this Fork 10-K, we have generated limited revenue from our oil sands mining and processing activities and do not anticipate generating any significant revenue from these activities until our new (and expanded) processing facility is fully operational for at least a few months, which is not expected until the second quarter of fiscal 2020.  We have an insufficient history at this time on which to base an assumption that our oil sands mining and processing operations will prove to be successful in the long-term.  Our future operating results will depend on many factors, including:

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

At August 31, 2019, August 31, 2018 and August 31, 2017, we had an accumulated deficit of ($78,285,282), ($62,497,396) and ($46,856,367), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($15,787,886) and ($15,641,029), as of the years ended August 31, 2019 and August 31, 2018, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

As of August 31, 2019, we had issued and outstanding notes in the principal amount of $1,272,858 and convertible notes in the principal amount of $6,329,469 to certain private investors which mature between January 1, 2019 and August 31, 2020 and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth. We will require additional capital to meet the terms of the TMC Mineral Lease and to continue to grow our business via acquisitions and to further expand our exploration and development programs. We may be unable to obtain additional capital when required. Future acquisitions and future exploration, development, processing and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flows.

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

At August 31, 2019, we had not yet achieved profitable operations, had accumulated losses of ($78,285,282) since our inception and a working capital deficit of ($9,268,763), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. As at August 31, 2018 and August 31, 2017, we had an accumulated deficit of ($62,497,396) and ($46,856,367), respectively and a working capital deficit of ($374,567) and ($4,250,552), respectively. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2019 and 2018 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. In addition, once we commence operations at our oil extraction facility, our strain on management will further increase. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations

Our operations are dependent upon us maintaining our mineral lease for the Asphalt Ridge Property.

TMC, one of our wholly owned operating subsidiaries, holds certain mining and mineral production rights under the TMC Mineral Lease, covering lands consisting of approximately 1,229.82 acres located in the Asphalt Ridge area in Uintah County, Utah. We recently moved our processing facility to the TMC Mineral Lease site. The TMC Mineral Lease is subject to termination under various circumstances, including our non-payment of certain advance and production royalties as well as a failure to comply with certain minimum production requirements and receiving funding commitments for expanding or building additional production facilities. We currently intend to fund the expansion/additional facilities through revenue generated from the processing facility at the TMC Mineral Lease, which to date has been minimal, and/or third party funding sources for which we currently have no commitments. If the TMC Mineral Lease were to be terminated, our operations would be significantly impacted until such time that we were able to relocate our processing facility to a site within the SITLA Lease or to secure other acceptable mineral leases for our operations. Any relocation of our processing facility from the TMC Mineral Lease, or the acquisition of other mineral leases for our operations, would require extensive plant relocation and construction work and new regulatory permits to allow our processing facilities at a new lease or mine site to becoming operational. There can be no assurance that we could economically relocate our processing facility to the SITLA Leases or that we would be able to obtain new or substitute mineral leases, if necessary, upon or under acceptable terms, or that any new or substitute leases would permit us to relocate our processing facility to a site within such leases.

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

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date include insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As such, our internal controls over financial reporting were not designed or operating effectively.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

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

In addition, many aspects of our operations are subject to laws and regulations that relate, directly or indirectly, to the renewable energy industry. Existing and proposed new governmental conventions, laws, regulations and standards, including those related to climate and emissions of “greenhouse gases,” may in the future add significantly to our operating costs or limit our activities or the activities and levels of capital spending by our customers. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit our operations. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations which impose substantial new regulatory requirements on our oil extraction operations could also harm our business, results of operations, financial condition and prospects.

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

Our common shares are currently quoted on the TSXV, the Frankfurt Exchange and the OTC Pink Sheets markets.  Our common shares, however, are very thinly traded, and we have a very limited trading history.  There could continue to be volatility in the volume and market price of our common shares moving forward.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common shares and the relative volatility of such market price.

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

We currently have share purchase warrants to purchase 43,689,556 common shares outstanding at exercise prices ranging from US$0.37 to US$3.55 (CDN$4.725) and options to purchase 9,808,333 common shares with a weighted average exercise price of CDN $1.20 and notes convertible into 16,037,862 common shares based on conversion prices ranging from $0.18 to $1.00 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

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

Under rules of the Ontario Securities Commission, a meeting of shareholders must be called for consideration and approval of certain transactions between a corporation and any “related party” (as defined in such rules). A “related party” is defined to include, among other parties, directors and senior officers of a corporation, holders of more than 10% of the voting securities of a corporation, persons owning a block of securities that is otherwise sufficient to affect materially the control of the corporation, and other persons that manage or direct, to a substantial degree, the affairs or operations of the corporation. At such shareholders’ meeting, votes cast by any related party who holds common shares and has an interest in the transaction may not be counted for the purposes of determining whether the minimum number of required votes have been cast in favor of the transaction. Under U.S. state law, a transaction between a corporation and one or more of its officers or directors can generally be approved either by the shareholders or by a majority of the directors who do not have an interest in the transaction.

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

We are required to comply with the Exchange Act’s domestic reporting regime and cause us to incur significant legal, accounting and other expenses.

We are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We may also be required to make changes in our corporate governance practices in accordance with various SEC and NASDAQ rules. As a result, we expect that compliance would increase our legal and financial compliance costs and is likely to make some activities highly time consuming and costly. We also expect that if we were required to comply with the rules and regulations applicable to U.S. domestic issuers, it would make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our registered office address in Canada is Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario M5X 1E2, Canada. Our principal executive offices are located at 15315 W. Magnolia Blvd, #120, Sherman Oaks, California 91403. The monthly base rent is $4,941 for the approximately 2,196 square foot premises and the lease term is five years.

We also lease 500 square feet of laboratory space in San Diego pursuant to the terms of a lease agreement that commenced January 1, 2018 and expires on December 31, 2019. The monthly rent for this laboratory facility is $5,000.

Petrobloq’s headquarters are located at 4768 Park Granada, Calabasas, California 91302. The monthly base rent is $3,870 for the 1,800 square foot premises and the lease is for a three-year term.

TMC and PQE Oil hold the exclusive right to mine, extract and produce oil and associated hydrocarbons and minerals from oil sands containing heavy oil and bitumen under mineral leases covering approximately 2,541.76 acres in the Asphalt Ridge area of Utah (Uintah County), including 1,229.82 acres held under the TMC Mineral Lease and an additional 833.03 and 478.91 acres, respectively, held under the SITLA Leases. In addition, TMC recently acquired the operating rights under five BLM Leases covering lands consisting of approximately 5,960 acres situated in Uintah, Wayne and Garfield Counties, Utah. We have recently completed the construction and initial expansion of our Asphalt Ridge processing facility, which currently covers an area of approximately 20,000 square feet and is located on three acres of land within our TMC Mineral Lease in Uintah County, Utah.

A map of the TMC Mineral Lease property is set forth below:

Figure 1. The Index map showing the location of the PQE Oil’s Asphalt Ridge Mine #1 located within the TMC Mineral Lease on lands situated in Uintah County, Utah.

Source: JT Boyd, 2015.

Item 3. Legal Proceedings.

From time to time, we are the subject of litigation arising out of our normal course of operations. While we assess the merits of each lawsuit and defends itself accordingly, we may be required to incur significant expenses or devote significant resources to defend ourselves against such litigation. Accruals are made in instances where it is probable that liabilities may be incurred and where such liabilities can be reasonably estimated. Except as disclosed in this paragraph, there are no governmental, legal or arbitration proceedings (including any such proceedings which are pending or threatened of which we are aware), which may have, or have had during the 12 months prior to the date of this registration statement, a significant effect on our and/or our financial position or profitability. Although it is possible that liabilities may be incurred in instances for which no accruals have been made, management has no reason to believe that the ultimate outcome of these matters would have a significant impact on our consolidated financial position.

Item 4. Mine Safety Disclosures

We will commence open cast mining at our TMC site once our plant is fully operational. In terms of the additional disclosure required, we provide the following information.

1.	TMC Mining Operations:

The TMC mining operation is conducted at the TMC Mineral Lease on lands situated in or near Utah’s Asphalt Ridge, an area located along the northern edge of the Uintah Basin and containing oil sands deposits located at or near the surface, particularly the acreage located in T5S-R21E (Section 25) and T5S-R22E (Section 31) where our Asphalt Ridge Mine #1 is located.

(i)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 814) for which the operator received a citation from the Mine Safety and Health Administration.

None.

(ii)	The total number of orders issued under section 104(b) of such Act (30 U.S.C. 814(b)).

None.

(iii)	The total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under section 104(d) of such Act (30 U.S.C. 814(d)).4.

None.

(iv)	The total number of flagrant violations under section 110(b)(2) of such Act (30 U.S.C. 820(b)(2)).

None.

(v)	The total number of imminent danger orders issued under section 107(a) of such Act (30 U.S.C. 817(a)).

None.

(vi)	The total dollar value of proposed assessments from the Mine Safety and Health Administration under such Act (30 U.S.C. 801 et seq.).

None.

(vii)	The total number of mining-related fatalities.

None.

(viii)	Written notifications received of:

a)	A pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of such Act (30 U.S.C. 814(e)); or

None

b)	The potential to have such a pattern.

None, that we are aware of.

c)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such mine.

None

PART II.

Item 5. Market Price Of, And Dividends On The Registrant’s Common Equity And Related Stockholder Matters.

Quotations for our common shares are included in the Toronto Ventures Exchange Market TSQV under the symbol “PQE.V”.

At December 13, 2019, there were approximately 252 holders of record of our common shares.

Since inception, no dividends have been paid on the common shares. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common shares will be declared and paid in the foreseeable future.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Computershare Limited.

Equity Compensation Plan Information

See Item 11—Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

As at August 31, 2019, there were 176,241,746 common shares issued and outstanding, which are listed for trading on the TSXV, share purchase warrants to purchase 38,734,629 common shares were outstanding and share purchase options to purchase 9,808,333 common shares were outstanding under the 2018 Option Plan (or its predecessors plans) and 25,440,016 shares reserved for other issuances. See Item 6.B “Compensation – Stock Plan” for additional information regarding the 2018 Option Plan (or its predecessors plans).

The following sets forth information regarding our share capital issuances that have not previously been reported. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

1.	On July 5, 2019, we issued to seven (7) U.S. accredited investors and seven (7) non U.S. investors an aggregate of 6,732,402 common shares and warrants exercisable for 4,501,980 common shares at exercise prices ranging from $0.25 to $0.40 per share, pursuant to a private offering for aggregate gross proceeds of $1,511,025.

2.	On July 19, 2019, we issued to a U.S. accredited investor a $300,000 convertible debenture due October 19, 2020, convertible into common shares at $0.19 per share, for net proceeds of $234,000 after certain legal expenses, and warrants exercisable for 1,315,789 common shares at an exercise price of $0.24 per share.

3.	On July 22, 2019, we issued 30,000,000 common shares to settle an outstanding liability in connection with a lease acquisition to a U.S accredited investor.

4.	On August 7, 2019, we issued 410,000 common shares in settlement of $93,500 of debt to two (2) U.S. accredited investors.

5.	On August 15, 2019, we issued 838,714 common shares to our attorney in settlement of $176,130 of debt.

6.	On August 16, 2019, we issued to four (4) U.S. accredited investors and five (5) non U.S. investors an aggregate of 5,481,349 common shares and warrants exercisable for 4,683,725 common shares at exercise prices ranging from US$0.18 to US$0.29 per share, pursuant to a private placement for aggregate gross proceeds of $774,585, including 246,153 common shares issued to Aleksandr Blyumkin, the chairman of the board for gross proceeds of $32,000.

7.	On August 19, 2019, we issued to a U.S. accredited investor a $480,000 convertible debenture due August 29, 2020, convertible into common shares at $0.17 per share, for net proceeds of $374,980 after certain legal expenses, and warrants exercisable for 2,666,666 common shares at an exercise price of $0.15 per share.

8.	On August 21, 2019, we issued 50,000 common shares to a U.S. accredited investor for services rendered.

9.	On August 27, 2019 we issued 1,328,809 common shares to twenty (20) U.S. accredited investors and one (1) non U.S. investor in settlement of $405,550 of debt.

10.	On September 17, 2019, we issued to a U.S. investor a 7% convertible debenture of $240,000 due December 17, 2020, including an original issue discount of $40,000, convertible into common shares at $0.26 per share, to an investor for net proceeds of $200,000.

11.	On September 19, 2019, we issued 6,091,336 common shares to six (6) U.S. accredited investors and one (1) non U.S. investor pursuant to a private offering for gross proceeds of $791,874, including 696,153 common shares issued to Aleksandr Blyumkin, the chairman of the board for gross proceeds of $90,500.

12.	On September 20, 2019, we issued to one (1) U.S. accredited investor and one (1) non U.S. investor an aggregate of 9,444,444 common shares and warrants exercisable for 1,111,111 common shares at an exercise price of $0.23 per share, pursuant to a private placement for aggregate gross proceeds of $1,700,000.

13.	On September 24, 2019, we issued 1,290,000 common shares in settlement of $456,750 of debt to six (6) U.S. accredited investors and one (1) non U.S. investor.

14.	On September 30, we issued to one (1) non U.S. investor an aggregate of 2,777,777 common shares and warrants exercisable for 2,777,777 common shares at an exercise price of $0.23 per share, pursuant to a private placement for aggregate gross proceeds of $500,000.

15.	On October 11, 2019, we issued to a U.S. investor a 12% convertible debenture of $158,000 due October 11, 2020, including an original issue discount of $13,000, convertible into common shares at a 25% discount to the 3 lowest trading prices during the prior 15 trading days, for net proceeds of $143,000.

16.	On October 14, 2019, we issued to a U.S. investor a 7% convertible debenture of $240,000 due January 14, 2021, including an original issue discount of $40,000, convertible into common shares at $0.20 per share for net proceeds of $200,000.

17.	On October 28, 2019, we issued 1,891,666 common shares in settlement of $422,833 of debt to two (2) U.S. accredited investors and four (4) non U.S. investors.

18.	On October 29, 2019, we issued to a non U.S. investor a 10% convertible debenture of $200,000 due October 29, 2020 convertible into common shares at $0.18 per share for net proceeds of $200,000.

19.	On November 14, 2019, we issued 352,000 common shares in settlement of $70,400 of debt to one (1) U.S. accredited investor.

20.	On November 21, 2019, we issued 50,000 common shares to a U.S. accredited investor for services rendered.

All sales to U.S. persons in each of the transactions set forth above were issued relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder, except for debt conversions which were effected relying on Section 3(a)(9) of the Securities Act as the common stock was exchanged by us with our existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange. The recipients of the securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

All sales to non U.S. persons in each of the transactions set forth above were issued relying on Regulation S. The recipients of the securities in each of these transactions relying on Regulation S represented that they were not a U.S. Person as that term is defined in Regulation S, that at the time of purchase of the securities they were located outside the United States and that they acquired the securities solely for their own account and not for the account or the benefit of a U.S. person.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended August 31, 2019.

Performance Graph and Purchases of Equity Securities

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 6. Selected Financial Data

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended August 31, 2019 and August 31, 2018

Net Revenue, Cost of Sales and Gross Loss

The Company continues to run test production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the year ended August 31, 2019 of $59,335 represents the sale of hydrocarbon products to refineries to determine the commercial quality of our hydrocarbon products. Prior to August 31, 2018, due to the volatility in oil markets and the limited production capacity at the plant, no production took place during the year ended August 31, 2018, resulting in no revenue generation. During the year ended August 31, 2018, the Company relocated its production plant to the Asphalt Ridge mineral site and has expanded production capacity to approximately 1,000 barrels per day with a further expansion to 3,000 barrels per day underway. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019) and expect to generate revenue from the sale of the hydrocarbon products produced during the first quarter of 2020.

The cost of sales during the years ended August 31, 2019 and 2018 consists of; i) advance royalty payments which may be applied against production royalties for two years after the year in which the payment was made; and ii) certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses of $14,208,398 and $15,208,270 were incurred during the years ended August 31, 2019 and 2018, respectively, a decrease of $999,872 or 6.6%. The decrease in operating expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization of $73,650 and $51,181 for the years ended August 31, 2019 and 2018, respectively, an increase of $22,469 or 43.9%. The Company has ceased depletion, depreciation and amortization on production related assets and reserves until such time as the plant recommences operations, which is expected to occur during the first quarter of fiscal 2020. The increase in depreciation expense is primarily related to office leasehold improvements during the current fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses of $11,543,432 and $14,309,914 for the years ended August 31, 2019 and 2018, respectively, a decrease of $2,766,482 or 19.3%. Included in selling, general and administrative expenses are the following major expenses:

a.	Investor relations fees were $302,742 and $2,487,029 for the years ended August 31, 2019 and 2018, a decrease of $2,184,287 or 87.8%. The decrease is primarily due to management concentrating its efforts and resources on completing the plant re-commissioning for an anticipated start up in the first quarter of fiscal 2020.

b.	Professional fees were $6,194,176 and $3,582,986 for the years ended August 31, 2019 and 2018, respectively, an increase of $2,611,190. The increase is primarily related to legal fees incurred on the expansion of the plant, the recent filing of the Registration Statement on Form 10G/A with the SEC in the United States; the various fund-raising initiatives undertaken by the Company during the current fiscal period; and professional fees incurred on the plant expansion and management advisory fees incurred during the current fiscal year.

c.	Public relations fees were $1,182,103 and $921,223 for the years ended August 31, 2019 and 2018, respectively, an increase of $260,880 or 28.3%. The increase in public relations fees is due to communications about our plant expansion which has recently been completed and commercial production has recommenced.

c.	Salaries and wages were $1,404,793 and $511,260 for the years ended August 31, 2019 and 2018, respectively, an increase of $893,533 or 174.8%. The increase in salaries and wages expense is primarily due to the increase in headcount as the Company plans for commercial production of hydrocarbon products, an increased headcount on administrative functions; and in the prior period all plant salaries and wages were capitalized during the plant expansion process. During the current fiscal period we ceased capitalizing salaries and wages expenses as the plant expansion was substantially completed and personnel were concentrating their efforts on plant testing and maintenance functions.

d.	Share based compensation was $916,240 and $5,980,322 for the years ended August 31, 2019 and 2018, respectively, a decrease of $5,064,082 or 84.7%. The decrease related to stock options with immediate vesting issued to certain directors in the prior fiscal year. The current fiscal year charge represents the charge for stock options with a three year vesting period.

e.	Travel and promotional expenses were $683,409 and $127,757 for the years ended August 31, 2019 and 2018, respectively, an increase of $555,652 or 434.9%. The increase is primarily related to travel expense incurred by management and professionals directly attributed to the expansion and completion of the plant.

Financing costs

Financing costs were $1,225,435 and $811,432 for the years ended August 31, 2019 and 2018, respectively, an increase of $414,003 or 51.0%. The increase is primarily due to the amortization of debt discount related to convertible notes of $1,217,340.

Impairment of investments

Impairment of investments was $914,468 and $0 for the years ended August 31, 2019 and 2018, respectively. We provided against our equity investment in Accord GR Energy and Recruiter.com due to inactivity in these operations and the lack of demonstrable funding in each entity to justify the carrying value of the investments.

Other expense (income), net

Other expense (income), net were $451,413 and $35,743 for the years ended August 31, 2019 and 2018, respectively, an increase of $415,670 and represents the following:

a.	Interest income on funds advanced to third parties of $83,067 and $5,550 for the years ended August 31, 2019 and 2018, respectively, an increase of $77,517. During the current fiscal year, the Company advanced a net amount of $459,981 to certain borrowers, these advances bear interest at 5% per annum.

b.	Loss on settlement of liabilities was $534,480 and $92,275 for the years ended August 21, 2019 and 2018, respectively, an increase of $442,205. We settled debt of $3,388,798 by the issuance of shares during the current fiscal year, realizing a loss on settlement due to the difference between the agree per share settlement price and the market price of the shares on the date of settlement.

c.	Nonrefundable deposits received of $0 and $50,982 for the years ended August 31, 2019 and 2018, respectively, a decrease of $50,982. A nonrefundable deposit received from a debenture holder was recognized as income in the prior fiscal year.

Net loss before income tax and equity loss

Net loss before income tax and equity loss was $15,787,886 and $15,480,603 for the years ended August 31, 2019 and 2018, respectively, an increase of $307,283 or 2.0% was primarily due to the labor and maintenance expenses discussed under cost of sales above, the increase in professional fees, offset by the reduction in share based compensation, the amortization of the debt discount discussed under financing costs, net above and the provision raised against investments and equity investments as discussed under other expense (income) above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax was $0 and $160,426 for the years ended August 31, 2019 and 2018, respectively, a decrease of $160,426 is due to the provision raised against the full equity investment during the current fiscal year as discussed under other expense (income) above.

Net loss and comprehensive loss

Net loss and comprehensive loss was $15,787,886 and $15,641,029 for the years ended August 31, 2019 and 2018, an increase of $146,857 or 0.9% is discussed above.

Liquidity and Capital Resources

As at August 31, 2019, the Company had liquidity of approximately $50,719, which is composed entirely of cash. The Company also had a working capital deficiency of approximately $9,268,763, due primarily to accounts payable, short term loans and convertible loans and accrued interest thereon which remains outstanding as of August 31, 2019. To date, we have not generated sufficient revenue to support our operating and general and administrative expenses. During the year ended August 31, 2019, we raised $12,177,513 in private placements, a further net proceeds of $517,000 from debt and $6,227,730 from convertible debt. These funds were primarily used on the expansion of the oil facility, expenditures related thereto such as professional fees, marketing costs and notes receivable advanced to third parties.

Subsequent to August 31, 2019, in terms of various subscription agreements entered into with third parties, we raised an additional $2,991,874 in proceeds from private equity issues and issued 18,313,557 common shares and a further 3,888,888 warrants exercisable for common shares.

Between September 17, 2019 and December 3, 2019, we raised an additional $902,800 from convertible debentures issued to various investors.

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

Capital Expenditures

We have substantially completed our 1,000 barrel per day plant and expect capital expenditure to be channeled into construction of new oil extraction facilities to increase our production output. We expect to construct a further two facilities, each facility is estimated to cost $10,000,000 and minor modifications to the existing facility may cost an additional $2,000,000.

Other Commitments

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at August3 1, 2019, include:

		Contractual cash flows
	Carrying		1 year		More than 5
(in ’000s of dollars)	amount	Total(1)	or less	2 - 5 years	years
Accounts payable	$2,082	$2,082	$2,082	$-	$-
Accrued liabilities	774	774	774	-	-
Convertible debenture	6,329	6,836	6,510	326	-
Long-term debt	1,273	1,427	1,147	280	-
	$10,458	$11,119	$10,513	$606	$-

[1]	Amount includes estimated interest payments.

Recently Issued Accounting Pronouncements

The recent Accounting Pronouncements are fully disclosed in note 2 to our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Petroteq Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Petroteq Energy Inc. (the "Company") as of August 31, 2019 and 2018, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended August 31, 2019, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audits provide a reasonable basis for our opinion.

/s/ Hay & Watson

Chartered Professional Accountants

Vancouver, British Columbia, Canada

December 15, 2019

We have served as the Company's independent auditor since 2012

PETROTEQ ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As at August 31, 2019 and 2018

Expressed in US dollars

	Notes	August 31, 2019	August 31, 2018

ASSETS
Current assets
Cash		$50,719	$2,640,001
Trade and other receivables	4	144,013	404,013
Current portion of advanced royalty payments	7(a)	446,362	331,200
Ore inventory	6	176,792	122,242
Other inventory		39,038	71,390
Related party receivables	19(c)	-	297,256
Current portion of notes receivable	5	85,359	-
Prepaid expenses and other current assets	1	1,499,120	331,688
Total Current Assets		2,441,403	4,197,790

Non-Current assets
Advanced royalty payments	7(a)	421,667	467,886
Notes receivable	5	760,384	381,550
Mineral leases	8	34,911,143	11,111,143
Investments	20	-	68,331
Investment in Accord GR Energy	2(b)	-	981,137
Property, plant and equipment	9	33,613,650	21,188,895
Intangible assets	10	707,671	707,671
Total Non-Current Assets		70,414,515	34,906,613
Total Assets		$72,855,918	$39,104,403

LIABILITIES
Current liabilities
Accounts payable	11	$2,081,756	$1,102,327
Accrued expenses	11	2,048,399	1,900,081
Ore Sale advances		283,976	283,976
Current portion of long-term debt	12	1,057,163	1,027,569
Current portion of convertible debentures	13	6,188,872	258,404
Related party payables	19(b)	50,000	-
Total Current Liabilities		11,710,166	4,572,357

Non-Current liabilities
Unearned advance royalties received	7(b)	-	170,000
Long-term debt	12	215,695	598,982
Convertible debentures	13	140,597	250,000
Reclamation and restoration provision	14	2,970,497	583,664
Total Non-Current Liabilities		3,326,789	1,602,646
Total Liabilities		15,036,955	6,175,003

Commitments and contingencies	26
SHAREHOLDERS’ EQUITY
Share capital	15,16,17	136,104,245	95,426,796
Deficit		(78,285,282)	(62,497,396)
Total Shareholders’ Equity		57,818,963	32,929,400
Total Liabilities and Shareholders’ Equity		$72,855,918	$39,104,403

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

	Notes	Year ended August 31, 2019	Year ended August 31, 2018

Revenues from hydrocarbon sales		$59,335	$-
Production and maintenance costs		(1,347,766)	-
Advance royalty payments applied or expired	7(a)	(291,057)	(272,333)
Gross Loss		(1,579,488)	(272,333)
Expenses
Depreciation, depletion and amortization	9	73,650	51,181
Selling, general and administrative expenses	21	11,543,432	14,309,914
Financing costs	22	1,225,435	811,432
Impairment of investments	2(b) 20	914,468	-
Other expenses (income), net	23	451,413	35,743
Total Expenses, net		14,208,398	15,208,270

Net loss before income taxes and equity loss		15,787,886	15,480,603
Income tax expense		-	-
Equity loss from investment of Accord GR Energy, net of tax	2(b)	-	160,426
Net loss and Comprehensive loss		15,787,886	15,641,029
Weighted Average Number of Shares Outstanding	18	114,166,768	64,492,911
Basic and Diluted Loss per Share		$0.14	$0.24

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended August 31, 2019 and 2018

Expressed in US dollars

		Number of Shares	Share		Shareholders’
	Notes	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2017		54,220,699	68,874,513	(46,856,367)	22,018,146
Settlement of loans		2,485,486	1,794,080	-	1,794,080
Conversion of debentures	13(c)	1,753,447	508,500	-	508,500
Settlement of liabilities		1,745,393	1,710,304	-	1,710,304
Common shares subscriptions	15,17	23,080,159	15,911,298	-	15,911,298
Share-based payments	16(a)	125,000	95,444	-	95,444
Share-based compensation	15	-	5,980,322	-	5,980,322
Share purchase warrants exercised	15	1,753,447	552,335	-	552,335
Net loss		-	-	(15,641,029)	(15,641,029)
Balance at August 31, 2018		85,163,631	$95,426,796	$(62,497,396)	$32,929,400
Settlement of loans	15(a)	462,011	424,604	-	424,604
Settlement of liabilities	15(b)	7,793,557	3,313,380	-	3,313,380
Common shares subscriptions	15(c)	36,397,547	12,177,513	-	12,177,513
Share based payment for mineral rights	15(d)	45,000,000	21,000,000		21,000,000
Share-based payments	15(e)	1,425,000	1,364,086	-	1,364,086
Share-based compensation	16(a)	-	916,240	-	916,240
Beneficial conversion feature of convertible debt	13	-	728,356	-	728,356
Fair value of convertible debt warrants issued	13	-	753,270	-	753,270
Net loss		-	-	(15,787,886)	(15,787,886)
Balance at August 31, 2018		176,241,746	$136,104,245	$(78,285,282)	$57,818,963

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

	Year ended August 31, 2019	Year ended August 31, 2018

Cash flow used for operating activities:
Net loss	$(15,787,886)	$(15,641,029)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	73,650	51,181
Amortization of debt discount	1,217,340
Loss on conversion of debt	99,548	95,444
Impairment of investment in Accord GR Energy and Recruiter.com	914,468	-
Loss on settlement of liabilities	434,933	92,275
Share-based compensation	916,240	5,980,322
Shares issued for services	470,602	-
Equity loss from investment in Accord GR Energy	-	160,426
Other	218,386	1,579
Changes in operating assets and liabilities:
Accounts payable	3,474,380	1,891,383
Accounts receivable	225,000	(454,104)
Accrued expenses	(235,765)	11,164
Prepaid expenses and deposits	129,568	(238,869)
Inventory	(22,198)	(193,632)
Net cash used for operating activities	(7,871,734)	(8,243,860)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(7,932,937)	(6,314,457)
Purchase of mineral lease rights	(1,800,000)	(19,755)
Mineral rights deposits paid	(1,297,000)	-
Investment in notes receivable	(2,694,000)	-
Proceeds from notes receivable	1,043,500	-
Advance royalty payments - net	(360,000)	(534,296)
Net cash used for investing activities	(13,040,437)	(6,868,508)

Cash flows from financing activities:
Advances from related parties	347,256	838,846
Proceeds on private equity placements	12,177,514	15,911,409
Proceeds from share purchase warrants exercised	-	552,335
Payments of long-term debt	(546,611)	(4,685,836)
Proceeds from long-term debt	517,000	4,830,195
Proceeds from convertible debt	6,227,730	250,000
Proceeds from convertible debt	(400,000)	-
Net cash from financing activities	18,322,889	17,696,949

(Decrease) Increase in cash	(2,589,282)	2,584,581
Cash, beginning of the period	2,640,001	55,420
Cash, end of the period	$50,719	$2,640,001

Supplemental disclosure of cash flow information
Cash paid for interest	$19,700	$44,997

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

1.	GENERAL INFORMATION

Petroteq Energy Inc. (the “Company”) is an Ontario, Canada corporation which conducts oil sands mining and oil extraction operations in the USA. It operates through its indirectly wholly owned subsidiary company, Petroteq Oil Sands Recovery, LLC (“PQE Oil”), which is engaged in mining and oil extraction from tar sands.

The Company’s registered office is located at Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario, M5X IE2, Canada and its principal operating office is located at 15315 W Magnolia Blvd, Suite 120, Sherman Oaks, California 91403, USA.

PQE Oil is engaged in a tar sands mining and oil processing operation, using a closed-loop solvent based extraction system that recovers bitumen from surface mining, and has completed the construction of an oil processing plant in the Asphalt Ridge area of Utah.

On July 4, 2016, the Company acquired 57.3% of the issued and outstanding common shares of Accord which, due to additional share subscriptions in Accord by other shareholders since August 31, 2016, was reduced to 44.7% as of August 31, 2017. The investment in Accord has therefore been recorded using the equity method for the years ended August 31, 2018 and 2017. Due to inactivity and the lack of adequate investment in Accord, the Company has written down its carrying value of the investment in Accord to $0 as of August 31, 2019.

In November 2017, the Company formed a wholly owned subsidiary, Petrobloq, LLC, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry.

On June 1, 2018, the Company finalized the acquisition of a 100% interest in two leases for 1,312 acres of land within the Asphalt Ridge, Utah area.

On January 18, 2019, the Company made a cash deposit of $1,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by the $1,800,000 cash deposit and by the issuance of 15,000,000 shares at an issue price of $0.60 per share.

On July 22, 2019, the Company acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $13,000,000 was settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, and a cash consideration of $1,000,000, which has not been paid as yet.

Between March 14, 2019 and August 22, 2019, the Company made cash deposits of $1,297,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by the $1,297,000 cash deposit, with the balance of $1,703,000 still outstanding.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The consolidated financial statements have been prepared in accordance with United States generally accepted accounting policies (“US GAAP”) and have been prepared on a historical cost basis except for certain financial assets and financial liabilities which are measured at fair value. The Company’s reporting currency and the functional currency of all of its operations is the U.S. dollar, as it is the principal currency of the primary economic environment in which the Company operates.

The Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 “Continuous Disclosure Obligations” (“NI 51-102CP”) which permits the Company to prepare its financial statements in accord with U.S. GAAP.

The consolidated financial statements were authorized for issue by the Board of Directors on December 15, 2019.

(b)	Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Entity	% of Ownership	Jurisdiction
Petroteq Energy Inc.	Parent	Canada
Petroteq Energy CA, Inc.	100%	USA
Petroteq Oil Sands Recovery, LLC	100%	USA
TMC Capital, LLC	100%	USA
Petrobloq, LLC	100%	USA

An associate is an entity over which the Company has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

The results and assets and liabilities of associates are incorporated in the consolidated financial statements using the equity method of accounting. Under the equity method, investment in associate is carried in the consolidated statement of financial position at cost as adjusted for changes in the Company’s share of the net assets of the associate, less any impairment in the value of the investment. Losses of an associate in excess of the Company’s interest in that associate are not recognized. Additional losses are provided for, and a liability is recognized, only to the extent that the Company has incurred legal or constructive obligations or made payment on behalf of the associate.

The Company has accounted for its investment in Accord GR Energy, Inc. (“Accord”) on the equity basis since March 1, 2017. The Company had previously owned a controlling interest in Accord and the results were consolidated in the Company’s financial statements. However, subsequent equity subscriptions into Accord reduced the Company’s ownership to 44.7% as of March 1, 2017 and the results of Accord were deconsolidated from that date. As of August 31, 2019, the Company has impaired 100% of the remaining investment in Accord due to inactivity and a lack of adequate investment in Accord to progress to commercial production and viability.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Estimates

The preparation of these consolidated financial statements in accordance with US GAAP requires the Company to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates its estimates, including those related to recovery of long-lived assets. The Company bases its estimates on historical experience and on other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company’s reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. Significant estimates include the following;

●	the useful lives and depreciation rates for intangible assets and property, plant and equipment;

●	the carrying and fair value of oil and gas properties and product and equipment inventories;

●	All provisions;

●	the fair value of reporting units and the related assessment of goodwill for impairment, if applicable;

●	the fair value of intangibles other than goodwill;

●	income taxes and the recoverability of deferred tax assets

●	legal and environmental risks and exposures; and

●	general credit risks associated with receivables, if any.

(d)	Foreign currency translation adjustments

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

Impact of ASC 606 Adoption

In January 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers (ASC 606). Since the Company does not have any existing contracts, ASC 606 will be applied to all future contracts with customers. ASC 606 supersedes previous revenue recognition requirements in ASC 605 – Revenue Recognition and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The five steps are as follows:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Revenue recognition (continued)

Revenue from hydrocarbon sales

Revenue from hydrocarbon sales include the sale of hydrocarbon products and are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, control has transferred and collectability of the revenue is probable. The Company’s performance obligations are satisfied at a point in time. This occurs when control is transferred to the purchaser upon delivery of contract specified production volumes at a specified point. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced, if required, upon delivery based on volumes at contractually based rates with payment typically received within 30 days after invoice date. Taxes assessed by governmental authorities on hydrocarbon sales, if any, are not included in such revenues, but are presented separately in the consolidated comprehensive statements of loss and comprehensive loss.

Transaction price allocated to remaining performance obligations

The Company does not anticipate entering into long-term supply contracts, rather it expects all contracts to be short-term in nature with a contract term of one year or less. The Company intends applying the practical expedient in ASC 606 exempting the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. For contracts with terms greater than one year, the Company will apply the practical expedient in ASC 606 exempting the disclosure of the transaction price allocated to remaining performance obligations if there is any variable consideration to be allocated entirely to a wholly unsatisfied performance obligation. The Company anticipates that with respect to the contracts it will enter into, each unit of product will typically represent a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances

The Company does not anticipate that it will receive cash relating to future performance obligations. However if such cash is received, the revenue will be deferred and recognized when all revenue recognition criteria are met.

Disaggregation of revenue

The Company has limited revenues to date. Disaggregation of revenue disclosures can be found in Note 25.

Customers

The Company anticipates that it will have a limited number of customers which will make up the bulk of its revenues due to the nature of the oil and gas industry.

(f)	General and administrative expenses

General and administrative expenses will be presented net of any working interest owners, if any, of the oil and gas properties owned or leased by the Company.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)	Share-based payments

The Company may grant stock options to directors, officers, employees and others providing similar services. The fair value of these stock options is measured at grant date using the Black-Scholes option pricing model taking into account the terms and conditions upon which the options were granted. Share-based compensation expense is recognized on a straight-line basis over the period during which the options vest, with a corresponding increase in equity.

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

The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, the Company would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to recognize any interest and penalties, if any, related to unrecognized tax benefits in tax expense.

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

Dilution is computed by applying the treasury stock method for stock options and share purchase warrants. Under this method, “in-the-money” stock options and share purchase warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common shares at the average market price during the period.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

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

Site development costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, site development costs remain capitalized as proved properties. Costs of unsuccessful site developments are charged to exploration expense. For site development costs that find reserves that cannot be classified as proved when development is completed, costs continue to be capitalized as suspended exploratory site development costs if there have been sufficient reserves found to justify completion as a producing site and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If management determines that future appraisal development activities are unlikely to occur, associated suspended exploratory development costs are expensed. In some instances, this determination may take longer than one year. The Company reviews the status of all suspended exploratory site development costs quarterly.

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

Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties. The Company assesses its unproved properties for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of those assets may not be recoverable.

Proved properties will be assessed for impairment annually, or more frequently if events or changes in circumstances dictate that the carrying value of those assets may not be recoverable. Individual assets are grouped for impairment purposes based on a common operating location. If there is an indication the carrying amount of an asset may not be recovered, the asset is assessed for potential impairment by management through an established process. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset, the carrying value is written down to estimated fair value. Because there is usually a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or by comparable transactions. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments of future production volumes, commodity prices, operating costs, and capital investment plans, considering all available information at the date of review.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Oil and gas property and equipment (continued)

Gains or losses are recorded for sales or dispositions of oil and gas properties which constitute an entire common operating field or which result in a significant alteration of the common operating field’s DD&A rate. These gains and losses are classified as asset dispositions in the accompanying consolidated statements of loss and comprehensive loss. Partial common operating field sales or dispositions deemed not to significantly alter the DD&A rates are generally accounted for as adjustments to capitalized costs with no gain or loss recognized.

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

(n)	Asset retirement obligations and environmental liabilities

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Comparative amounts

The comparative amounts presented in these consolidated financial statements have been reclassified where necessary to conform to the presentation used in the current year.

(r)	Recent accounting standards

Recently adopted

In January 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606), using the modified retrospective method. See revenue recognition section above for further discussion regarding the Company’s adoption of this revenue recognition standard.

In January 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires an entity to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. The adoption of this ASU did not have a material impact on the Company’s consolidated statements of cash flows.

Issued accounting standards not yet adopted

The Company will evaluate the applicability of the following issued accounting standards and intends to adopt those which are applicable to its activities.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842)

Effective September 1, 2019, the Company will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The company intends to use a transition method that applies the new lease standard at September 1, 2019, and recognizes any cumulative effect adjustments to the opening balance of fiscal year 2020 retained earnings. The Company intends to apply a policy election to exclude short-term leases from balance sheet recognition and also intends to elect certain practical expedients at adoption. As permitted under these expedients the company will not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease.

The Company is currently assessing the impact of the adoption of this ASU on the consolidated financial statements.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r)	Recent accounting standards (continued)

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

The Company has incurred losses for several years and, at August 31, 2019, has an accumulated deficit of $78,285,282, (August 31, 2018 - $62,497,396) and working capital (deficiency) of $9,268,763 (August 31, 2018 - $374,567). These consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivables consist of:

	August 31, 2018	August 31, 2018

Goods and services tax receivable	$59,013	$59,013
Other receivables	85,000	345,000
	$144,013	$404,013

Information about the Company’s exposure to credit risks for trade and other receivables is included in Note 28(a).

5.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

			Principal due	Principal due
	Maturity Date	Interest Rate	August 31, 2019	August 31, 2018

Private debtor	March 15, 2020	5%	$76,000	$76,000
Private debtor	August 20, 2021	5%	642,581	-
Private debtor	August 20, 2021	5%	117,000	300,000
Interest accrued			10,162	5,550
			$845,743	$381,550

Disclosed as follows:
Current portion			$85,359	$-
			760,384	381,550
			$845,743	$381,550

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

6.	ORE INVENTORY

On June 1, 2015, the Company acquired a 100% interest in TMC Capital LLC, which holds the rights to mine ore from the Asphalt Ridge deposit. The mining and crushing of the bituminous sands has been contracted to an independent third party.

During the year ended August 31, 2019, the cost of mining, hauling and crushing the ore, amounting to $176,792 (2018 - $122,242), was recorded as the cost of the crushed ore inventory.

7.	ADVANCED ROYALTY PAYMENTS

(a)	Advance royalty payments to Asphalt Ridge, Inc.

During the year ended August 31, 2015, the Company acquired TMC Capital, LLC, which has a mining and mineral lease with Asphalt Ridge, Inc. (the “TMC Mineral Lease”) (Note 8(a)). The mining and mineral lease with Asphalt Ridge, Inc. required the Company to make minimum advance royalty payments which can be used to offset future production royalties for a maximum of two years following the year the advance royalty payment was made.

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

As at August 31, 2019, the Company has paid advance royalties of $2,250,336 (2018 - $1,890,336) to the lease holder, of which a total of $1,382,307 have been used to pay royalties as they have come due under the terms of the TMC Mineral Lease. During the year ended August 31, 2019, $360,000 in advance royalties were paid and $291,057 have been used to pay royalties which have come due. The royalties expensed have been recognized in cost of goods sold on the consolidated statements of loss and comprehensive loss.

As at August 31, 2019, the Company expects to record minimum royalties paid of $446,362 from these advance royalties either against production royalties or for the royalties due within a two year period.

(b)	Unearned advance royalty payments from Blackrock Petroleum, Inc.

During the year ended August 31, 2015, the Company entered into a sublease agreement with Blackrock Petroleum, Inc. (“Blackrock”), pursuant to which it received $170,000 of unearned advance royalties. The sublease was for a portion of the mining and mineral lease with Asphalt Ridge, Inc. (Note 8(b)). Blackrock is a company associated with Accord and the sublease was effectively terminated in the acquisition by the Company of control of Accord on July 4, 2016. The advanced royalty payment has been offset against the investment in Accord and receivables due from Accord, which have been fully provided for (Note 2(b)).

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

8.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2017	$11,091,388	$-	$-	$11,091,388
Additions	-	19,755	-	19,755
August 31, 2018	11,091,388	19,755	-	11,111,143
Additions	-	-	23,800,000	23,800,000
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2017, 2018 and 2019	$-	$-	$-	$-

Carrying Amounts
August 31, 2017	$11,091,388	$-	$-	$11091,388
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143

(a)	TMC Mineral Lease

On June 1, 2015, the Company acquired TMC Capital, LLC (“TMC”). TMC holds a mining and mineral lease, subleased from Asphalt Ridge, Inc., on the Asphalt Ridge property located in Uintah County, Utah (the “TMC Mineral Lease”).

The primary term of the TMC Mineral Lease is from July 1, 2013 to July 1, 2018. During the primary term, the Company must meet certain requirements for oil production. After July 1, 2018, the TMC Mineral Lease will remain in effect as long as certain requirements for oil production continue to be met by the Company. If the Company fails to meet these requirements, the lease will automatically terminate 90 days after the calendar year in which the requirements are not met. In addition, the Company is required to make certain advance royalty payments to the lessor (Note 7(a)). The TMC Mineral Lease was subject to a 10% royalty for the first three years and varying percentages thereafter based on the price of oil. An additional 1.6% royalty is payable to the previous lessees of the TMC Mineral Lease. The TMC Mineral Lease also required the Company to make minimum expenditures on the property of $1,000,000 for the first three years, increasing to $2,000,000 for the next three years.

On October 1, 2015, the Company amended the TMC Mineral Lease to defer the requirements for oil extraction until July 1, 2016 and to include the oil extraction from the MCW Mineral Lease as well. The advance royalty payments required under the TMC Mineral Lease were also amended (Note 7(a)). Production royalties were amended to 7% until June 30, 2020 and a varying percentage thereafter, based on the price of oil. Minimum expenditures were amended to $1,000,000 per year until June 30, 2020 and $2,000,000 thereafter if certain operational requirements for oil extraction are not met.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

8.	MINERAL LEASES (continued)

(a)	TMC mineral lease (continued)

On March 1, 2016, a second amendment to the TMC Mineral Lease amended the termination clause in the lease to:

(i)	Termination will be automatic if there is a lack of a written financial commitment to fund the proposed 3,000 barrel per day production facility prior to March 1, 2018.

(ii)	Cessation of operations or inadequate production due to increased operating costs or decreased marketability and production is not restored to 80% of capacity within six months of such cessation.

(iii)	The proposed 3,000 barrel per day plant fails to produce a minimum of 80% of its rated capacity for at least 180 calendar days during the lease year commencing July 1, 2020 plus any extension periods.

(iv)	The lessee may surrender the lease with 30 days written notice.

(v)	Breach of material terms of the lease, the lessor will inform the lessee in writing and the lessee will have 30 days to cure financial breaches and 150 days to cure any other non-monetary breach.

The term of the lease was extended by the termination clause, providing a written commitment is obtained to fund the 3,000 barrel per day proposed plant. The Company is required to produce a minimum average daily quantity of bitumen, crude oil and/or bitumen products, for a minimum of 180 days during each lease year and 600 days in three consecutive lease years, of:

(i)	By July 1, 2016 plus any extension periods, 80% of 100 barrels per day.

(ii)	By July 1, 2018 plus any extension periods, 80% of 1,500 barrels per day.

(iii)	By July 1, 2020, plus any extension periods, 80% of 3,000 barrels per day.

Advance royalties required are:

(i)	From October 1, 2015 to February 28, 2018, minimum payments of $60,000 per quarter.

(ii)	From March 1, 2018 to December 31, 2020, minimum payments of $100,000 per quarter.

(iii)	From January 1, 2021, minimum payments of $150,000 per quarter.

(iv)	Minimum payments commencing on July 1, 2020 will be adjusted for CPI inflation.

Production royalties payable are amended to 7% of the gross sales revenue, subject to certain adjustments up until June 30, 2020. After that date, royalties will be calculated on a sliding scale based on crude oil prices ranging from 7% to 15% of gross sales revenues, subject to certain adjustments.

Minimum expenditures to be incurred on the properties are $1,000,000 per year up to June 30, 2020 and $2,000,000 per year after that if a minimum daily production of 3,000 barrels per day during a 180 day period is not achieved.

On February 1, 2018, a third amendment to the TMC Mineral Lease amended the termination clause in the lease to:

(i)	Termination will be automatic if there is a lack of a written financial commitment to fund the proposed 1,000 barrel per day production facility prior to March 1, 2019 and another 1,000 barrel per day production facility prior to March 1, 2020.

(ii)	Cessation of operations or inadequate production due to increased operating costs or decreased marketability and production is not restored to 80% of capacity within six months of such cessation.

(iii)	The proposed 5,000 barrel per day plant fails to produce a minimum of 80% of its rated capacity for at least 180 calendar days during the lease year commencing July 1, 2020 plus any extension periods.

(iv)	The lessee may surrender the lease with 30 days written notice.

(v)	Breach of material terms of the lease, the lessor will inform the lessee in writing and the lessee will have 30 days to cure financial breaches and 150 days to cure any other non-monetary breach.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

8.	MINERAL LEASES (continued)

(a)	TMC mineral lease (continued)

The term of the lease was extended by the extension of the termination clause, providing a written commitment is obtained to fund the 3,000 barrel per day proposed plant. The Company is required to produce a minimum average daily quantity of bitumen, crude oil and/or bitumen products, for a minimum of 180 days during each lease year and 600 days in three consecutive lease years, of:

(i)	By July 1, 2018 plus any extension periods, 80% of 1,000 barrels per day.

(ii)	By July 1, 2020 plus any extension periods, 80% of 3,000 barrels per day.

(iii)	By July 1, 2022, plus any extension periods, 80% of 5,000 barrels per day.

Advance royalties required are:

(i)	From July 1, 2018 to June 30, 2020, minimum payments of $100,000 per quarter.

(ii)	From July 1, 2020, minimum payments of $150,000 per quarter.

(iii)	Minimum payments commencing on July 1, 2020 will be adjusted for CPI inflation.

Production royalties payable are amended to 8% of the gross sales revenue, subject to certain adjustments up until June 30, 2020. After that date, royalties will be calculated on a sliding scale based on crude oil prices ranging from 8% to 16% of gross sales revenues, subject to certain adjustments.

Minimum expenditures to be incurred on the properties are $2,000,000 beginning July 1, 2020 if a minimum daily production of 3,000 barrels per day during a 180 day period is not achieved.

On November 21, 2018, a fourth amendment was made to the mining and mineral lease agreement whereby certain properties previously excluded from the third amendment were included in the lease agreement.

The termination clause was amended to:

(i)	Termination will be automatic if there is a lack of a written financial commitment to fund the proposed 1,000 barrel per day production facility prior to July 1, 2019 and another 1,000 barrel per day production facility prior to July 1, 2020.

(ii)	Cessation of operations or inadequate production due to increased operating costs or decreased marketability and production is not restored to 80% of capacity within six months of such cessation.

(iii)	The proposed 3,000 barrel per day plant fails to produce a minimum of 80% of its rated capacity for at least 180 calendar days during the lease year commencing July 1, 2021 plus any extension periods.

(iv)	The lessee may surrender the lease with 30 days written notice.
(v)	Breach of material terms of the lease, the lessor will inform the lessee in writing and the lessee will have 30 days to cure financial breaches and 150 days to cure any other non-monetary breach.

The term of the lease was extended by the termination clause, providing a written commitment is obtained to fund the 3,000 barrel per day proposed plant. The Company is required to produce a minimum average daily quantity of bitumen, crude oil and/or bitumen products, for a minimum of 180 days during each lease year and 600 days in three consecutive lease years, of:

(i)	By July 1, 2019 plus any extension periods, 80% of 1,000 barrels per day.

(ii)	By July 1, 2020 plus any extension periods, 80% of 2,000 barrels per day.

(iii)	By July 1, 2021, plus any extension periods, 80% of 3,000 barrels per day.

Minimum expenditures to be incurred on the properties are $2,000,000 beginning July 1, 2021 if a minimum daily production of 3,000 barrels per day during a 180 day period is not achieved.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

8.	MINERAL LEASES (continued)

(b)	SITLA Mineral Lease (Petroteq Oil Sands Recovery, LLC mineral lease)

On June 1, 2018, the Company acquired mineral rights under two mineral leases entered into between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and PQE Oil, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease (collectively, the “SITLA Mineral Leases”). The SITLA Mineral Leases are valid until May 30, 2028 and have rights for extensions based on reasonable production. The leases remain in effect beyond the original lease term so long as mining and sale of the tar sands are continued and sufficient to cover operating costs of the Company.

Advanced royalty of $10 per acre are due annually each year the lease remains in effect and can be applied against actual production royalties. The advanced royalty is subject to price adjustment by the lessor after the tenth year of the lease and then at the end of each period of five years thereafter.

Production royalties payable are 8% of the market price of marketable product or products produced from the tar sands and sold under arm’s length contract of sale. Production royalties have a minimum of $3 per barrel of produced substance and may be increased by the lessor after the first ten years of production at a maximum rate of 1% per year and up to 12.5%.

(c)	BLM Mineral Lease

On January 18, 2019, the Company paid a cash deposit of $1,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by the $1,800,000 cash deposit and by the issuance of 15,000,000 shares at an issue price of $0.60 per share, amounting to $9,000,000.

On July 22, 2019, the Company acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $13,000,000 was settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, amounting to $12,000,000 and a cash consideration of $1,000,000, which has not been paid as yet.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

9.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2017	$16,846,500	$315,967	$17,162,467
Additions	6,254,535	78,588	6,333,123
August 31, 2018	23,101,035	394,555	23,495,590
Additions	12,454,792	43,613	12,498,405
August 31, 2019	$35,555,827	$438,168	$35,993,995

Accumulated Amortization
August 31, 2017	$2,148,214	$107,300	$2,255,514
Additions	-	51,181	51,181
August 31, 2018	2,148,214	158,481	2,306,695
Additions	-	73,650	73,650
August 31, 2019	$2,148,214	$232,131	$2,380,345

Carrying Amount
August 31, 2017	$14,698,286	$208,667	$14,906,953
August 31, 2018	$20,952,821	$236,074	$21,188,895
August 31, 2019	$33,407,613	$206,037	$33,613,650

(a)	Oil Extraction Plant

In June 2011, the Company commenced the development of an oil extraction facility on its mineral lease in Maeser, Utah and entered into construction and equipment fabrication contracts for this purpose. On September 1, 2015, the first phase of the plant was completed and was ready for production of hydrocarbon products for resale to third parties. During the year ended August 31, 2017 the Company began the dismantling and relocating the oil extraction facility to its TMC Mineral Lease facility to improve production and logistical efficiencies while continuing its project to increase production capacity to a minimum capacity of 1,000 barrels per day. The plant has been substantially relocated to the TMC mining site and expansion of the plant to production of 1,000 barrels per day has been substantially completed.

The cost of construction includes capitalized borrowing costs for the year ended August 31, 2019 of $2,190,309 (2018 - $18,666) and total capitalized borrowing costs as at August 31, 2019 of $4,421,055 (2018 - $2,230,746).

As a result of the relocation of the plant and the expansion that has taken place to date, the Company reassessed the reclamation and restoration provision and raised an additional liability of $2,375,159 which is capitalized to the cost of the plant and will be depreciated according to our depreciation policy.

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 1,000 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company reevaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 10) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the 2019 and 2018 fiscal years as there has only been test production during these years.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

10.	INTANGIBLE ASSETS

Oil Extraction
Technologies

Cost
August 31, 2017	$809,869
Additions	-
August 31, 2018	809,869
Additions	-
August 31, 2019	$809,869

Accumulated Amortization
August 31, 2017	$102,198
Additions	-
August 31, 2018	102,198
Additions	-
August 31, 2019	$102,198

Carrying Amounts
August 31, 2017	$707,671
August 31, 2018	$707,671
August 31, 2019	$707,671

Oil Extraction Technologies

During the year ended August 31, 2012, the Company acquired a closed-loop solvent based oil extraction technology which facilitates the extraction of oil from a wide range of bituminous sands and other hydrocarbon sediments. The Company has filed patents for this technology in the USA and Canada and has employed it in its oil extraction plant. The Company commenced partial production from its oil extraction plant on September 1, 2015 and was amortizing the cost of the technology over fifteen years, the expected life of the oil extraction plant. Since the company has increased the capacity of the plant to 1,000 barrels daily during 2018, and expects to further expand the capacity to an additional 3,000 barrels daily, it determined that a more appropriate basis for the amortization of the technology is the units of production at the plant after commercial production begins again. No amortization of the technology was recorded during the 2019 and 2018 fiscal years.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at August 31, 2019 and 2018 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at August 31, 2019 and 2018 consist primarily of other operating expenses and interest accruals on long-term debt (Note 12) and convertible debentures (Note 13).

Information about the Company’s exposure to liquidity risk is included in Note 28(c).

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

12.	LONG-TERM DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	August 31, 2019	August 31, 2018

Private lenders	January 15, 2020	10.00%	200,000	200,000
Private lenders	January 1, 2020	5.00%	567,230	632,512
Private lenders	September 17, 2019	10.00%	100,000	-
Private lenders	July 28, 2020	10.00%	-	120,900
Private lenders	August 31, 2020	5.00%	-	70,900
Equipment loans	April 20, 2020 – November 7, 2021	4.30 - 12.36%	405,628	602,239

			$1,272,858	$1,626,551

The maturity date of the long term debt is as follows:

	August 31, 2019	August 31, 2018

Principal classified as repayable within one year	$1,057,163	$1,027,569
Principal classified as repayable later than one year	215,695	598,982

	$1,272,858	$1,626,551

(a)	Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on September 2, 2018. The loan is guaranteed by the Chairman of the Board.

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures bear interest at a rate of 12% per annum, maturing on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company.

(iii)	On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matures on September 17, 2019 and bears interest at 10% per annum. As compensation for the debenture line of credit the Company issued 950,000 commitment shares to Bay Private Equity and a further 300,000 shares as a finder’s fee to a third party.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

12.	LONG-TERM DEBT (continued)

(a)	Private lenders (continued)

(iv)	The Company received advances in the aggregate of $120,900 from various private lenders during the year ended August 31, 2018 and 2017 in the form of unsecured promissory notes. These promissory notes matured at various dates, between demand and July 28, 2020, and bore interest at 10% per annum. These loans were repaid in full.

(v)	The Company received advances in the aggregate of $70,900 from a private lender during the year ended August 31, 2018 and 2017 in the form of unsecured promissory notes. This promissory note matures on August 31, 2020 and bore interest at 5% per annum. On May 31, 2019, the parties entered into a debt settlement agreement and the Company issued 363,073 shares of common stock at an issue price of $0.30 per share to settle the outstanding liability of $70,900 including interest thereon of $27,130.

(b)	Equipment loans

During April 2015, the Company entered into two equipment loan agreements in the aggregate amount of $282,384, with financial institutions to acquire equipment for the oil extraction facility. The loans had a term of 60 months and bore interest at rates between 4.3% and 4.9% per annum. Principal and interest were paid in monthly installments. These loans were secured by the acquired assets.

On May 7, 2018, the Company entered into a negotiable promissory note and security agreement with Commercial Credit Group to acquire a crusher from Power Equipment Company for $660,959. An implied interest rate was calculated as 12.36% based on the timing of the initial repayment of $132,200 and subsequent 42 monthly instalments of $15,571. The promissory note was secured by the crusher.

13.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	August 31, 2019	August 31, 2018

Alpha Capital Anstalt	October 31, 2018	5.00%	$-	$56,500
Private lenders	January 1, 2019	0.00%	-	201,904
GS Capital Partners	January 15, 2020	10.00%	143,750	-
Calvary Fund I LP	September 4, 2019	10.00%	250,000	250,000
Calvary Fund I LP	October 12, 2020	10.00%	250,000	-
SBI Investments LLC	October 15, 2020	10.00%	250,000	-
Bay Private Equity, Inc.	January 15, 2020	5.00%	2,900,000	-
Bay Private Equity, Inc.	October 15, 2019	5.00%	2,400,000	-
Cantone Asset Management LLC	October 19, 2020	7.00%	300,000	-
Calvary Fund I, LP	August 29, 2020	3.30%	480,000	-
			6,973,750	508,404
Unamortized debt discount			(644,281)	-
Total loans			$6,329,469	$508,404

The maturity date of the convertible debentures are as follows:

	August 31, 2019	August 31, 2018

Principal classified as repayable within one year	$6,188,872	$258,404
Principal classified as repayable later than one year	140,597	250,000

	$6,329,469	$508,404

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(a)	Alpha Capital Anstalt

On December 15, 2015, the Company issued a convertible secured note for $555,556 to Alpha Capital Anstalt. The convertible secured note had interest at a rate of 5% per annum, matured on June 15, 2017 and was convertible into units, consisting of one common share of the Company and one common share purchase warrant of the Company.

On April 5, 2016, $55,556 of the principal of the convertible secured note was settled by the issuance of 22,991 common shares of the Company. The remaining $500,000 of the principal and $12,577 of accrued interest of the convertible secured note was settled on April 8, 2016 using the proceeds from the issuance of an additional convertible secured note to Alpha Capital Anstalt.

During the year ended August 31, 2019, the remaining principal amount of $56,500 was settled through the issue of common shares.

(b)	Private lenders

According to the terms of an amendment between two debenture holders and the Company on February 9, 2018, a portion of their debentures was convertible into common shares (see Note 12(a)(ii)). On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company through the issue of 316,223 common shares of the Company

(c)	GS Capital Partners

On December 28, 2018, the Company issued a convertible debenture of $143,750 including an original issue discount of $18,750, together with warrants exercisable for 260,416 shares of common stock at an exercise price of $0.48 per share with a maturity date of April 29, 2019. The debenture has a term of four months and one day and bears interest at a rate of 10% per annum payable at maturity and at the option of the holder the purchase amount of the debenture (excluding the original issue discount of 15%) is convertible into 260,416 common shares of the Company at $0.48 per share in accordance with the terms and conditions set out in the debenture.

(d)	Calvary Fund I LP

On September 4, 2018, the Company issued units to Calvary Fund I LP for $250,000, which was originally advanced on August 9, 2018. The units consist of 250 units of $1,000 convertible debentures and 1,149,424 common share purchase warrants. The convertible debenture bears interest at 10%, matures on September 4, 2019 and is convertible into common shares of the Company at a price of $0.87 per common share. The common share purchase warrants entitle the holder to acquire additional common shares of the Company at a price of $0.87 per share and expired on September 4, 2019.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(g)	Bay Private Equity, Inc.

On September 17, 2018, the Company issued 3 one year convertible units of $1,100,000 each to Bay Private Equity, Inc. (“Bay”) for net proceeds of $2,979,980. These units bear interest at 5% per annum and mature one year from the date of issue. Each unit consists of one senior secured convertible debenture of $1,100,000 and 250,000 common share purchase warrants. Each convertible debenture may be converted to common shares of the Company at a conversion price of $1.00 per share. Each common share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $1.10 per share for one year after the issue date. On January 23, 2019, $400,000 of the principal outstanding was repaid out of the proceeds raised on the January 16, 2019 Bay Private Equity convertible debenture (see Note 13(h)).

(h)	Bay Private Equity, Inc.

On January 16, 2019, the Company issued a convertible debenture of $2,400,000, including an original issue discount of $400,000, to Bay for net proceeds of $2,000,000 related to this agreement. The convertible debenture bears interest at 5% per annum and matured on October 15, 2019. The convertible debenture may be converted to 5,000,000 common shares of the Company at a conversion price of $0.40 per share. $400,000 of the proceeds raised was used to repay a portion of the $3,300,000 convertible debenture issued to Bay Private Equity on September 17, 2018 (see Note 13(g)).

(i)	Cantone Asset Management, LLC

On July 19, 2019, the Company issued a convertible debenture of $300,000, including an original issue discount of $50,000 for net proceeds of $234,000 after certain legal expenses, and warrants exercisable for 1,315,789 common shares at an exercise price of $0.24 per share. The convertible debenture bears interest at 7% per annum and matures on October 19, 2020. The convertible debenture may be converted to 1,578,947 common shares of the Company at a conversion price of $0.19 per share.

(j)	Calvary Fund I LP

On August 19, 2019, the Company issued a convertible debenture of $480,000, including an original issue discount of $80,000 for net proceeds of $374,980 after certain legal expenses, and warrants exercisable for 2,666,666 common shares at an exercise price of $0.15 per share. The convertible debenture bears interest at 3.3% per annum and matures on August 29, 2020. The convertible debenture may be converted to 2,833,529 common shares of the Company at a conversion price of $0.17 per share.

14.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2017	$364,140	$208,080	$572,220
Accretion expense	7,200	4,244	11,444
Balance at August 31, 2018	371,340	212,324	583,664
Reevaluation of reclamation and restoration provision	119,716	2,255,443	2,375,159
Accretion expense	7,428	4,246	11,674
Balance at August 31, 2019	$498,484	$2,472,013	$2,970,497

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

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

During the year ended August 31, 2019, in accordance with the requirements to provide a surety bond to the Utah Division of Oil Gas and Mining in terms of the amendment to the Notice of Intent to Commence Large Mining Operations at an estimated production of 4,000 barrels per day, the Company estimated that the cost of dismantling the oil extraction plant and related equipment would increase to $498,484. The discount rate used in the calculation is estimated to be 2.32% on operations that are expected to commence in September 2021.

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

The discount rate used in the calculation of the provision as at August 31, 2019 and 2018 is 2.0%.

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

During the year ended August 31, 2019, in accordance with the requirements to provide a surety bond to the Utah Division of Oil Gas and Mining in terms of the amendment to the Notice of Intent to Commence Large Mining Operations at an estimated production of 4,000 barrels per day, the Company estimated that the cost of restoring the site would increase to $2,472,013. The discount rate used in the calculation is estimated to be 2.32% on operations that are expected to commence in September 2021.

The discount rate used in the calculation of the provision as at August 31, 2019 and 2018 is 2.0%.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

15.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	176,241,746 common shares as at August 31, 2019.

(a)	Settlement of loans

On September 28, 2018, the Company issued 316,223 shares to two private investors in settlement of the remaining portion of their convertible debt of $255,078 (see Note 13(b)).

On December 3, 2018, the Company issued 145,788 shares of common stock to private investors in settlement of the remaining portion of their convertible debt of $56,500 including interest thereon of $13,479 (see Note 13(a)).

(b)	Settlement of liabilities

Between September 4, 2018 and August 31, 2019, the Company issued 7,793,557 shares of common stock to several investors in settlement of $3,043,742 of trade debt.

(c)	Common share subscriptions

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

On November 7, 2018, the Company issued 320,408 units to investors for net proceeds of $169,000, each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price ranging from $0.61 to $0.66 per share.

On December 7, 2018, the Company issued a total of 3,868,970 shares of common stock to investors for net proceeds of $2,275,193. Certain of the subscription agreements were unit agreements, whereby warrants exercisable over 3,373,920 shares of common stock were issued to investors at exercise prices ranging from $0.67 to $1.50 per share.

On December 7, 2018, the Company issued 1,190,476 units to an investor for net proceeds of $500,000, each unit consisting of one share of common stock and a warrant exercisable for a share of common stock at an exercise price of $0.525 per share.

On January 10, 2019, the company issued a total of 1,522,080 shares of common stock to investors for net proceeds of $645,100. Certain of the subscription agreements were unit agreements, whereby warrants exercisable over 1,437,557 shares of common stock were issued to investors at an exercise price ranging from $1.00 to $1.50 per share.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

15.	COMMON SHARES (continued)

(c)	Common share subscriptions (continued)

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

On July 3, 2019, the Company cancelled 390,625 shares previously issued to an investor.

On July 5, 2019, the Company issued 6,732,402 shares of common stock and warrants exercisable for 4,601,980 shares of common stock at exercise prices ranging from $0.25 to $0.40 per share to investors for gross proceeds of $1,180,796.

On August 16, 2019, the Company issued 5,481,349 shares of common stock and warrants exercisable for 4,563,725 shares of common stock at exercise prices ranging from $0.18 to $0.22 per share and further warrants exercisable 120,000 shares of common stock at an exercise price of CAD$0.29 per share, to investors for gross proceeds of $774,584.

(d)	Share based payments for mineral rights

On April 1, 2019, the Company issued 15,000,000 shares valued at $9,000,000 in settlement of the remaining purchase consideration in terms of the acquisition of the BLM leases (Note 8).

On July 22, 2019, the Company issued 30,000,000 shares of common stock to Petrollo LP for the purchase of BLM mineral rights at an issue price of $0.40 per share (Note 8).

(e)	Share based payments for services

Between September 1, 2018 and August 21, 2019, the Company issued 1,425,000 shares valued at $1,364,087 as compensation for professional services rendered to the Company, including 1,250,000 shares of common stock issued as fees for the Bay Private Equity convertible debt raise (see Note 13(g)).

16.	STOCK OPTIONS

(a)	Stock option plan

The Company has a stock option plan which allows the Board of Directors of the Company to grant options to acquire common shares of the Company to directors, officers, key employees and consultants. The option price, term and vesting are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of the TSX Venture Exchange. The stock option plan is a 20% fixed number plan with a maximum of 35,248,349 common shares reserved for issue at August 31, 2019.

During the year ended August 31, 2019, the Company did not grant any stock options to directors, officers and consultants of the Company (August 31, 2018 –9,775,000).

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

16.	STOCK OPTIONS (continued)

(a)	Stock option plan (continued)

During the year ended August 31, 2019 the share-based compensation expense of $916,240 (2018 - $5,980,322) relates to the vesting of options granted during the year ended August 31, 2018.

(b)	Stock options

Stock option transactions under the stock option plan were:

	Year ended August 31, 2019			Year ended August 31, 2018
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,858,333	CAD$	1.22	113,333	CAD$	12.57
Options granted	-		-	9,775,000	CAD$	< 1.19
Options expired	(50,000)	CAD$	4.80	(30,000)	CAD$	33.00
Balance, end of period	9,808,333	CAD$	1.20	9,858,333	CAD$	1.22

Stock options outstanding and exercisable as at August 31, 2019 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
February 1, 2026	CAD$	5.85	33,333	33,333
November 30, 2027	CAD$	2.27	1,425,000	1,425,000
June 5, 2028	CAD$	1.00	8,350,000	5,850,000
			9,808,333	7,308,333
Weighted average remaining contractual life			8.6 years	8.6 years

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

17.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at August 31, 2019 are:

Expiry Date	Exercise Price		Warrants Outstanding
September 4, 2019	US$	0.87	287,356
September 17, 2019	US$	1.10	750,000
October 12, 2019	US$	0.86	290,500
October 15, 2019	US$	0.86	290,500
November 5, 2019	CAD$	28.35	25,327
January 25, 2020	US$	0.37	147,058
February 27, 2020	US$	0.37	135,135
March 9, 2020	US$	1.50	114,678
May 22, 2020	US$	0.28	678,571
May 22, 2020	US$	0.30	1,554,165
June 7, 2020	US$	0.525	1,190,476
June 14, 2020	US$	1.50	329,080
July 5, 2020	US$	0.35	200,000
July 5, 2020	US$	0.30	200,000
July 26, 2020	US$	1.50	1,637,160
August 16, 2020	US$	0.22	352,940
August 28, 2020	US$	0.94	1,311,242
August 28, 2020	US$	1.00	246,913
August 28, 2020	US$	1.50	35,714
August 29, 2020	US$	0.15	2,666,666
September 6, 2020	US$	1.01	925,925
October 11, 2020	US$	1.35	510,204
October 11, 2020	US$	1.50	10,204
October 19, 2020	US$	0.24	1,315,789
November 7, 2020	US$	0.61	20,408
November 7, 2020	US$	0.66	300,000
November 8, 2020	US$	1.01	918,355
December 7, 2020	US$	0.67	185,185
December 7, 2020	US$	1.50	3,188,735
January 10, 2021	US$	1.50	1,437,557
January 11, 2021	US$	1.50	307,692
Mar 29, 2021	US$	0.465	1,481,481
April 8, 2021	CAD$	4.73	57,756
May 22, 2021	US$	0.91	6,000,000
May 22, 2021	US$	0.30	1,133,333
May 22, 2021	US$	1.50	65,759
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
			38,734,629
Weighted average remaining contractual life			1.33 years
Weighted average exercise price	USD$	0.71

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

17.	SHARE PURCHASE WARRANTS (continued)

Warrants exercisable over 327,081 common shares at exercise prices ranging from $0.48 and $7.50 per share expired during the year ended August 31, 2019.

From September 6, 2018 to August 29, 2019, the Company issued 5,861,227 warrants to convertible debt note holders in terms of subscription unit agreements entered into with the convertible note holders (Note 13(c) to 13 (j)). The fair value of the warrants granted was estimated using the relative fair value method at between $0.04 to $0.39 per warrant.

From September 6, 2018 to May 22, 2019, the Company issued 23,375,948 warrants in terms of common share subscription agreements entered into with various investors. The fair value of the warrants granted was estimated using the relative fair value method at between $0.049 and $0.36 per warrant.

The share purchase warrants issued, during the year ended August 31, 2019, were valued at $3,805,184 using the relative fair value method. The fair value of share purchase warrants were estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

	Year ended August 31, 2019
Share price	CAD$	0.51
Exercise price	CAD	0.79
Expected share price volatility		113%
Risk-free interest rate		1.74%
Expected term		1.70

18.	DILUTED LOSS PER SHARE

The Company’s potentially dilutive instruments are convertible debentures and stock options and share purchase warrants. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the years ended August 31, 2019 and 2018, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the results of the computation was anti-dilutive:

	Year ended August 31, 2019	Year ended August 31, 2018

Share purchase options	9,808,333	9,858,333
Share purchase warrants	38,734,629	9,841,203
Convertible securities	12,797,899	3,750,000
	61,340,861	23,449,536

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

19.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Key management personnel and director compensation

At August 31, 2019, $748,682 was due to members of key management and directors for unpaid salaries, expenses and directors’ fees (2018 – $1,065,392).

During the years ended August 31, 2019 and 2018, no common shares were granted as compensation to key management and directors of the Company.

(b)	Transactions with directors and officers

On September 4, 2018, the Company entered into a debt settlement agreement whereby it agreed to convert $249,285 of advances made to the Company by the Chairman of the Board into 336,871 common shares at a conversion price of $0.74 per share.

On November 8, 2018 the Company entered into a debt settlement agreement with a director of the Company whereby the Company issued 28,880 shares of common stock in settlement of $23,393 of travel related payables.

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

On March 5, 2019, the Chairman of the Board subscribed for 2,222,222 shares of common stock for gross proceeds of $1,000,000.

On March 29, 2019, Nefco Petroleum, a company controlled by the Chairman of the Board, subscribed for 197,058 shares of common stock for gross proceeds of $67,000.

On May 22, 2019, the Chairman of the Board subscribed for 308,333 shares of common stock for gross proceeds of $74,000.

On May 31, 2019, Palmira Associates, a company controlled by the Chairman of the Board, entered into a debt settlement agreement whereby debt of $98,030 was settled by the issue of 363,073 shares of common stock.

On July 5, 2019, Palmira Associates, a company controlled by the Chairman of the Board, subscribed for 210,526 shares of common stock for gross proceeds of $40,000.

On August 1, 2019, a director advanced the Company $50,000 as a short term advance. The advance is interest free and is expected to be paid within three months.

On August 16, 2019, the Chairman of the Board subscribed for 246,153 shares of common stock for gross proceeds of $32,000.

(c)	Due to/from director

As of August 31, 2019 and 2018 the Company did not owe any funds to the Chairman of the Board or any of the various private companies controlled by him.

As of August 31, 2019 and 2018, the Chairman of the Board of the board owed the Company $0 and $297,256.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

20.	INVESTMENTS

On November 11, 2016, the Company and three other parties entered into an agreement for the operation of a website for careers in the oil and gas industry. The Company has a 25% interest in this venture and had made advances of $68,331 to the venture as of August 31, 2018. Due to the lack of activity in the venture, the Company has fully provided against the investment of $68,331.

On November 1, 2017, the Company entered into an agreement with First Bitcoin Capital Corp. (“FBCC”), a global developer of blockchain-based applications, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry to be marketed to oil and gas producers and operators. On January 8, 2018, the Company paid the first instalment of $100,000 which had been applied to operating costs incurred by Petrobloq, LLC related to an office lease beginning March 1, 2018 and research costs related to payments to the development team consisting of four employees. During the year ended August 31, 2019, the Company incurred a further $152,500 in costs related to the agreement and on September 6, 2019, the Company agreed to pay 250,000 common shares to FBCC as a final settlement of the agreement.

21.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consists of the following:

	Year ended August 31, 2019	Year ended August 31, 2018

Investor relations	$302,742	$2,487,029
Market development	-	45,000
Professional fees	6,194,176	3,487,542
Public relations	1,182,103	921,223
Research and development expenses	112,625	120,000
Salaries and wages	1,404,793	511,260
Share-based compensation	916,240	5,980,322
Travel and promotional expenses	683,409	127,757
Other	747,344	629,781
	$11,543,432	$14,309,914

22.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Year ended August 31, 2019	Year ended August 31, 2018

Interest expense on borrowings	$8,095	$365,440
Amortization of debt discount	1,217,340	-
Other	-	445,992
	$1,225,435	$811,432

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

23.	OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	Year ended August 31, 2019	Year ended August 31, 2018

Loss on settlement of liabilities	$534,480	$92,275
Non-refundable deposit received	-	(50,982)
Interest income	(83,067)	(5,550)
	$451,413	$35,743

24.	INCOME TAXES

The Company’s deferred tax assets (liabilities), resulting from temporary differences that will change taxable incomes of future years, are:

	2019	2018
Property, plant and equipment and intangible assets	$(18,458,345)	$(1,571,771)
Non-capital tax loss carry-forwards	12,508,132	11,601,966
Other tax-related balances and credits	162,286	349,408
Valuation allowance	5,787,927	(10,379,603)
Net deferred tax assets (liabilities)	$-	$-

A reconciliation of the provision for income taxes is:

	2019	2018
Net loss before income taxes	$15,787,886	$15,480,603
Combined federal and state statutory income tax rates	26.5%	26.5%
Tax recovery using the Company’s domestic tax rate	4,183,790	4,102,360
Effect of tax rates in foreign jurisdictions	(1,043,076)	86,029
Net effect of (non-deductible) deductible items	(589,711)	(1,679,346)
Current year deductible amounts	35,489	763,571
Current period losses not recognized	(2,586,492)	(3,272,614)
Provision for income taxes	$-	$-

As at August 31, 2019, the Company has, on a consolidated basis, non-capital losses of approximately $79 million for income tax purposes which may be used to reduce taxable incomes of future years. If unused, these losses will expire between 2029 and 2039.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

25.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the year ended August 31, 2019 and 2018, oil extraction and processing operations and mining operations.

Once the expansion of the plant has reached a stage of completion where it is viable to commence production and the requisite licenses have been obtained, the Company’s oil extraction segment will be able to commence commercial production and will generate revenue from the sale of hydrocarbon products to third parties.

The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the year ended August 31, 2019 and no operations in the mining operations segment for the year ended August 31, 2018. Other information about reportable segments are:

	August 31, 2019
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$12,498	23,800	36,298
Reportable segment assets	36,690	36,166	72,856
Reportable segment liabilities	$11,663	3,374	15,037

	August 31, 2018
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$6,353	$534	$6,887
Reportable segment assets	38,247	857	39,104
Reportable segment liabilities	$6,006	$169	$6,175

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

25.	SEGMENT INFORMATION (continued)

	August 31, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$59	$-	$59
Other production and maintenance costs	1,347	-	1,347
Advance royalty payments	-	291	291
Gross Loss	(1,288)	(291)	(1,579)
Operating Expenses
Depreciation, depletion and amortization	74	-	74
Selling, general and administrative expenses	11,531	13	11,544
Investor relations	303	-	303
Professional fees	6,194	-	6,194
Public relations	1,182	-	1,182
Research and development expenses	113	-	113
Salaries and wages	1,405	-	1,405
Share-based compensation	916	-	916
Travel and promotional expenses	683	-	683
Other	735	13	748

Financing costs, net	1,225	-	1,225
Other expense (income)	1,366	-	1,366
Gain on settlement of liabilities	535	-	535
Provision against equity investments and investments, net	914	-	914
Interest income	(83)	-	(83)
Equity loss in Accord GR Energy	-	-	-

Net loss	$15,484	$304	$15,788

	August 31, 2018
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$-	$-	$-
Advance royalty payments	-	272	272
Gross Loss	-	(272)	(272)
Operating Expenses
Depreciation, depletion and amortization	51	-	51
Selling, general and administrative expenses	14,298	12	14,310
Investor relations	2,487	-	2,487
Market development	45	-	45
Professional fees	3,481	7	3,488
Public relations	921	-	921
Research and development expenses	120	-	120
Salaries and wages	511	-	511
Share-based compensation	5,980	-	5,980
Travel and promotional expenses	128	-	128
Other	625	5	630

Financing costs, net	812	-	812
Other expense (income)	36	-	36
Loss on settlement of liabilities	92	-	92
Other income	(56)	-	(56)
Equity loss from investment of Accord GR Energy, net of tax	160	-	160

Net loss	$15,357	$284	$15,641

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

26.	COMMITMENTS

The Company has entered into an office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

Amount
2020	$59,292
2021	61,071
2022	62,903
2023	64,790
2024	66,734
314,790

For the year ended August 31, 2019, the Company made $55,349 (2018 - $78,864) in office lease payments.

27.	MANAGEMENT OF CAPITAL

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern and to maintain a flexible capital structure which optimizes the costs of capital. The Company considers its capital for this purpose to be its shareholders’ equity and long-term debt and convertible debentures.

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

28.	MANAGEMENT OF FINANCIAL RISKS

The risks to which the Company’s financial instruments are exposed to are:

(a)	Credit risk

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

At August 31, 2019 and 2018, the Company had $12,000 and $0 in trade receivables, respectively and $845,743 and $381,550 in notes receivable, respectively. The Company considers it maximum exposure to credit risk to be its trade and other receivables and notes receivable. The Company expects to collect these amounts in full and has not provided an expected credit loss allowance against these amounts.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

28.	MANAGEMENT OF FINANCIAL RISKS (continued)

(b)	Interest rate risk

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

The following are the remaining contractual maturities of financial liabilities at the reporting date. The amounts are gross and undiscounted, and include estimated interest payments. The Company has included both the interest and principal cash flows in the analysis as it believes this best represents the Company’s liquidity risk.

At August 31, 2019

		Contractual cash flows
	Carrying		1 year		More than 5
(in ’000s of dollars)	amount	Total	or less	2 - 5 years	years
Accounts payable	$2,082	$2,082	$2,082	$-	$-
Accrued liabilities	2,048	2,048	2,048	-	-
Convertible debenture	6,329	6,836	6,510	326	-
Long-term debt	1,273	1,427	1,147	280	-
	$11,732	$12,393	$11,787	$606	$-

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

29.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE

The Company’s primary listing is on the TSX Ventures Exchange (“TSXV”). The consolidated financial statements filed on that exchange are now filed in terms of US GAAP. Previously the consolidated financial statements were filed in terms of International Financial Reporting Standards (“IFRS”) (Note 1).

The Company’s comparative consolidated financial statements were prepared using US GAAP, therefore a reconciliation of the comparative IFRS and US GAAP presentation was performed for the comparative period.

The main differences between IFRS and US GAAP are as follows:

For years ended	August 31, 2018

Net loss and comprehensive loss in accordance with IFRS	$15,112,155

Share-based compensation	528,874

Net loss and comprehensive loss in accordance with US GAAP	$15,641,029

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

29.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

August 31, 2018

Total shareholders’ equity in accordance with IFRS	$32,929,400

Components of share capital in accordance with IFRS
Share capital	77,870,606
Shares to be issued	996,401
Share option reserve	12,823,000
Share warrant reserve	3,207,915
94,897,922
Adjustment for:
Share-based compensation	528,874
Share capital in accordance with US GAAP	95,426,796

Deficit in accordance with IFRS	(61,968,522)
Adjustment for:
Share-based compensation	(528,874)
Deficit in accordance with US GAAP	(62,497,396)

Shareholders equity in accordance with US GAAP	$32,929,400

Share-based compensation

The Company granted certain directors, officers and consultants of the Company stock options with vesting terms attached thereto, 25% vested immediately and a further 25%, per annum will vest on the grant date of the stock options. These stock options were valued using a Black Scholes valuation model utilizing the assumptions as disclosed in Note 16(a) above.

Under IFRS share-based compensation paid to certain directors, consultants and employees were amortized over the vesting period of the stock option grant using a weighted average expense over the vesting period, including the immediately vesting stock options.

Under US GAAP, the stock options issued to consultants were expensed immediately and the stock options issued to directors and officers were amortized as follows; (i) the value of the 25% of the stock options that vested immediately were expensed immediately; (ii) the remaining value of the 75% of the stock options which vest equally on an annual basis are being expensed over the vesting period on a straight line basis.

This gave rise to an additional expense of $528,874 for the year ended August 31, 2018 and $nil for the year ended August 31, 2017, as all stock options issued prior to September 1, 2016 and during the twelve months ended August 31, 2017 were either fully vested or had immediate vesting terms.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

30.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

(a)	Common shares

Between September 19, and September 30, 2019 the Company entered into subscription agreements with various investors whereby 18,313,557 common shares and warrants exercisable for 3,888,888 common shares at an exercise price of $0.23 per share were issued for gross proceeds of $2,991,874.

(b)	Debt settlements

On September 24, 2019, the Company issued 1,290,000 common shares to several investors in terms of debt settlement agreements entered into to settle $456,750 of debt related to consulting services provided to the Company.

On October 28, 2019, the Company issued 1,891,666 common shares to several investors in terms of debt settlement agreements entered into to settle $422,833 of debt related to consulting and services provided to the Company.

On November 14, 2019 the Company issued 352,000 common shares to settle $70,400 of debt owed for engineering consulting fees.

On November 21, 2019, the Company issued 50,000 shares as compensation for professional services rendered to the Company.

(c)	Financing Activity

On September 17, 2019, the Company issued a convertible debenture of $240,000 to Cantone Asset Management LLC, including an original issue discount of $40,000 for net proceeds of $187,200 after certain legal expenses, and warrants exercisable for 952,3810 common shares at an exercise price of $0.26 per share. The convertible debenture bears interest at 7.0% per annum and matures on December 17, 2020. The convertible debenture may be converted to 952,381 common shares of the Company at a conversion price of $0.21 per share.

On October 14, 2019, the Company issued a convertible debenture of $240,000 to Cantone Asset Management LLC, including an original issue discount of $40,000 for net proceeds of $197,000 after certain legal expenses, and warrants exercisable for 1,176,470 common shares at an exercise price of $0.20 per share. The convertible debenture bears interest at 7.0% per annum and matures on January 14, 2021. The convertible debenture may be converted to 1,176,470 common shares of the Company at a conversion price of $0.17 per share.

On October 29, 2019, the Company issued a convertible debenture of $200,000 to an individual for net proceeds of $200,000 and warrants exercisable for 555,555 common shares at an exercise price of $0.18 per share. The convertible debenture bears interest at 10.0% per annum and matures on October 29, 2020. The convertible debenture may be converted to 1,111,111 common shares of the Company at a conversion price of $0.18 per share.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

31.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Year ended August 31, 2019	Year ended August 31, 2018

Advanced royalty payments	$360	$534
Mineral lease acquisition costs – Unproven properties	23,800	20
Construction of oil extraction plant	12,455	6,255
	$36,615	$6,809

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Year ended August 31, 2019	Year ended August 31, 2018

Advanced royalty payments applied or expired	$291	$272
Production and maintenance costs	1,348	-
	$1,639	$272

Proven reserves

The Company does not have any proven hydrocarbon reserves as of August 31, 2019 and 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of August 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of August 31, 2019, the Company’s internal control over financial reporting was ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information about our executive officers, key employees and directors as of December 16, 2019.

Name	Age	Positions and Offices with the Registrant

Aleksandr Blyumkin	47	Executive Chairman and Chairman of the Board of Directors
David Sealock	59	Chief Executive Officer
Mark Korb	52	Chief Financial Officer
Gerald Bailey	77	Director and President
Vladimir Podlipskiy	55	Chief Technology Officer
Robert Dennewald	66	Director
Travis Schneider	46	Director

Biographies

The following are brief biographies of our officers and directors:

Aleksander Blyumkin, Executive Chairman and Chairman of the Board of Directors

Mr. Blyumkin has been our Executive Chairman since March 26, 2018 and the Chairman of our Board of Directors of our company and MCW Fuels, Inc. (formerly McWhirter Distributing Co. Inc.) since November 2006. He also has served as our Executive Chairman from December 12, 2012 to July 18, 2017 and as our Chief Executive Officer from July 2017 to March 26, 2018. Mr. Blyumkin has vast experience in the oil and fuel industry. He has owned and managed several ventures in the oil and fuel industry and has developed oil properties in Eastern Europe, Central Asia and, most recently, in the United States. Since 2011, Mr. Blyumkin has been the Chief Executive Officer of Dalex Industries, Inc., a developer and operator of gasoline service stations in California. Mr. Blyumkin studied Economics and International Relations at Odessa State University, Ukraine.

Mr. Blyumkin was selected to serve on our board due to his vast experience in the oil and fuel industry.

David Sealock, Chief Executive Officer

Mr. Sealock has served as our Chief Executive Officer since March 26, 2018. From January 2015 until joining our company, Mr. Sealock served as President of Autus Ventures, Inc. where he established equity financing processes for startup and intermediate oil and gas companies and managed strategic planning and portfolio optimization. Prior to that, from January 2017 until August 2017, he was Vice President of Research & Development at Petroleum Technology Alliance Canada (PTAC), a Canadian hydrocarbon industry association that serves as a neutral non-profit facilitator of collaborative R&D and technology development. There he managed the coordination and services to facilitate the implementation of specific methane related projects. From August 2014 until December 2015, Mr. Sealock served as President and Chief Operating Officer of Sulvaris. Inc. During his tenure at Sulvaris, he collaborated to deliver equity financing and JV financing to recommence project construction. From 2008 to 2014, Mr. Sealock was the Executive Vice President of Sunshine Oilsands, Ltd., and was promoted to President and Chief Executive Officer (Interim) from 2013 to 2014, where he managed daily operations for engineering, construction, technology, operations, regulatory, human resources, investor relations, health, safety & environment, marketing, supply chain management, IT & systems, and corporate governance. From 2007-2008 he was Vice President of MegaWest Energy Corp. (now Gravis Energy) and from 2006-2007 he was Senior Manager of Total E&P (formerly Deer Creek Energy, Ltd.), where he was charged with leading a large-scale business & digital transformation to integrate Deer Creek Energy’s technology infrastructure into Total’s enterprise-wide global infrastructure. Mr. Sealock holds a bachelor’s degree, Business Management and is a Registered Engineering Technologist with ASET.

Mark Korb, Chief Financial Officer

Mark Korb has served as our Chief Financial Officer since August 2014. Mr. Korb has over 20 years’ experience with high-growth companies and experience taking startup operations to the next level. Since July 2011, First South Africa Management, a company for which Mr. Korb has served as the Chief Financial Officer since January 2010 has been providing consulting services to us, including the financial expertise required of public companies. First South Africa Management provides financial management and strategic management services to various companies.

From 2007 to 2009, Mr. Korb was the group chief financial officer and director of Foodcorp (Proprietary) Limited (“Foodcorp”), a multimillion dollar consumer goods company based in South Africa. In his role as chief financial officer, Mr. Korb delivered operational and strategic leadership for the full group financial function during a period of change including mergers, acquisitions and organic growth. As a board director he cultivated relationships with shareholders, bond holders, financial institutions, rating agencies, and auditors. Mr. Korb was also responsible for leading the group IT strategy and implementation and supervised 16 direct reports including 10 divisional financial directors. From 2001 to 2007 Mr. Korb was the group Chief Financial Officer of First Lifestyle, initially a publicly traded company on the Johannesburg Stock Exchange in South Africa which was then purchased by management which included Mr. Korb. He anchored the full group financial function with responsibility for mergers and acquisitions activity, successfully leading the process whereby the company was sold to Foodcorp mentioned above. Upon completion of the merger, Mr. Korb was appointed as the group Chief Financial Officer of Foodcorp. Mr. Korb is also the Chief Financial Officer to several other companies including, Icagen, Inc., a Delaware corporation engaged in pharmaceutical industry.

Gerald Bailey, President and Director

Dr. Bailey has over 50 years of experience in the international petroleum industry in all aspects, both upstream and downstream with specific Middle East skills and U.S. onshore/offshore sectors.  Dr. Bailey currently serves as our President, a position he has held since July 2017 when he resigned as our Chief Executive Officer. He previously served as our Chief Executive Officer from 2014 until July 2017 and has been a member of our Board of Directors since 2011. Dr. Bailey is currently the Chairman of Bailey Petroleum, LLC, a consulting firm for major oil and gas exploration/development corporations, a position he has held since 1997. In addition, Dr. Bailey is Chief Operating Officer of Indoklanicsa, Nicaragua (since 2012), and Vice Chairman, Trinity Energy Group, Inc. (since 2012) Dr. Bailey is retired from Exxon, lastly as President, Arabian Gulf.  During his Exxon career, he also served as the Assistant General Manager, Administration & Commercial, Abu Dhabi Onshore Oil Company; Operations Manager, Qatar General Petroleum Corp., Dukhan Operations and the Operations Manager, Qatar General Petroleum Corp., Umm Said Operations.  He was also the Operations Superintendent, Exxon Lago Oil, Aruba and has spent time in Libya as Operations Superintendent for Esso Standard, Libya, Brega, with experience in LNG and oil field production.  His earlier career included service with Texaco where he gained skills in oil additives and petrochemicals manufacturing.

Dr. Bailey holds a BS Degree in Chemical Engineering from the University of Houston, an MS Degree in Chemical Engineering from the New Jersey Institute of Technology, Newark, New Jersey, a PhD Degree from Columbia Pacific University, San Rafael, California and is a graduate of Engineering Doctoral Studies from Lamar University, Beaumont, TX.  He has written many articles, papers and studies on the oil industry, and has been a keynote speaker of many international industry conferences including the Money Show conference with his address, “The Future of Oil & Gas Developments,” and FreedomFest Conference, “Investing in Oil,” and also has appeared recently on national Chinese television discussing the “World Energy Outlook.” He is a member of the Middle East Policy Council, Society of Petroleum Engineers and the American Institute of Chemical Engineers.

We selected Dr. Bailey to serve on our board because he brings a strong business background to our Company and adds significant strategic, business and financial experience. Dr. Bailey’s business background provides him with a broad understanding of the issues facing our Company, the financial markets and the financing opportunities available to us.

Vladimir Podlipskiy, Chief Technology Officer

Mr. Podlipskiy has served as our Chief Technology Officer since May 2011. He has extensive experience as a researcher in many senior science disciplines, involved in oil extraction technologies, automobile care, household consumer and cosmetic products and research into mold remediation products, all with a focus on the utilization of benign solvents/solutions. Previously, he held research appointments in new product development for EMD Biosciences, Inc., (Merck KgaA, Darnstadt, Germany), and worked as Chief Chemist in Research & Development for Nanotech, Inc., Los Angeles, California, and as Chief Chemist for Premier Chemical, Compton, California. He is a former Premier Chemical Scientist at UCLA’s Department of Chemistry. Mr. Podlipskiy owns patents for innovative fuel additives and car care products and has authored several papers involving fuel re-formulator products and mold remediation. He is currently involved in research and development of new petroleum industry products, systems and technologies.

Mr. Podlipskiy is the principal research scientist responsible for the development of Petroteq Energy Inc.’s technologies used in its various oil extraction programs in Utah, and has recently finalized all fabrication/assembly details for the company’s first oil sands extraction plant installed at Asphalt Ridge, Utah. He has worked extensively with a variety of suppliers from the U.S. and Eastern Europe in the planning and design stages of the extraction unit’s systems. He holds a PhD Degree in Bio-Organic Chemistry from the Institute of Bio-Organic Chemistry & Petroleum Chemistry, Kiev, Ukraine, and a Degree in MS-Organic Chemistry from the Department of Chemistry, Kiev State University, Kiev, Ukraine.

Robert Dennewald, Director

Mr. Dennewald has served as a member of our board since April 2015. He has been the Chairman of Business Federation Luxembourg (FEDIL) since 2006 and is a Vice President of the Luxembourg Chamber of Commerce. He is also a member of the Board of Directors of the Jean-Pierre Pescatore Charity Foundation. He is a director of ING Luxembourg S.A. and of Redline Capital Partners S.A., the president of investment fund EUREFI S.A. and the angel investor of Cleantech Company APATEQ and IT company e-Kenz. In 2006 he initiated, together with four financial partners, a MBO/LBO takeover of the Eurobeton Group. In 2010, through a secondary buy-out, he took a controlling interest in Eurobeton, which is a main supplier of building materials in Luxembourg with its subsidiary Chaux de Contern. Mr. Dennewald obtained a degree in civil engineering at the University of Liège (B).

We selected Mr. Dennewald to serve on our board because he brings a strong business background to our Company and adds significant strategic, business and financial experience. Mr. Dennewald’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us.

Travis Schneider, Director

Mr. Schneider has served as a member of our board since December 2011. He has also served as Manager of Corporate Affairs for AgriMarine Holdings Inc. (“AgriMarine”) from October 2008 to present. AgriMarine was a publicly traded company listed on the TSXV and later on the Canadian Securities Exchange from 2009 until its acquisition by Dundee Corporation in 2015.

We selected Mr. Schneider to serve on our board because he brings a strong business background to our company and adds significant strategic, business and financial experience. Mr. Schneider’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth for the two years ended August 31, 2019 and August 31, 2018 the compensation awarded to, paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officer whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.” Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	All Other Compensation(2)		Stock Awards ($)	Option Awards ($)(6)(7)		Total $

Aleksander Blyumkin	2019	240,000	-	46,000	(2)		-		286,000
Executive Chairman and director	2018	240,000	-	18,000	(3)		-		258,000

David Sealock	2019	88,718	-	27,107	(4)		183,250	(5)	299,075
Chief Executive Officer and director	2018	50,670	-	-			229,060	(5)	279,730

Mark Korb	2019	90,000	-	-			-		90,000
Chief Financial Officer	2018	90,000	-	-			-		90,000

Vladimir Podlipskiy	2019	74,788	-	-			183,250	(5)	258,038
Chief Technology Officer	2018	38,879	-	-			229,060	(5)	267,939

(1)	The business address for each officer listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Mr. Blyumkin earned $30,000 of director’s fees for the financial years ended August 31, 2019. Mr. Blyumkin earned an additional $16,000 as chairman of the board. These fees have been accrued but have not been paid by us.

(3)	Mr. Blyumkin earned $18,000 of director’s fees for the financial years ended August 31, 2018.

(4)	Mr. Sealock earned $27,107 of director’s fees for the financial years ended August 31, 2019.

(5)	On June 6, 2018, David Sealock and Vladimir Podlipskiy were awarded ten year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest in equal amounts over a three year period.

(6)	The share purchase options issued to directors and officers on November 30, 2017 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$2.27, exercise price CDN$2.27, term of share purchase option: 10 years, risk free interest rate of 1.64% and computed volatility of the underlying stock of 127% and expected dividend yield of 0%.

(7)	The share purchase options issued to directors and officers on June 6, 2018 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$1.00, exercise price CDN$1.00, term of share purchase option: 10 years, risk free interest rate of 2.16% and computed volatility of the underlying stock of 125% and expected dividend yield of 0%.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2019:

	OPTION AWARDS					STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price	Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Aleksandr Blyumkin	-	-	-	-	-	-	-	-	-

David Sealock(1)	500,000	500,000	-	CDN$1.00	6/6/2028	-	-	-	-

Mark Korb	-	-	-	-	-	-	-	-	-

Vladimir Podlipskiy(2)	500,000	500,000	-	CDN1.00	6/6/2028	-	-	-	-

(1)	Mr. Sealock was awarded 1,000,000 options on June 6, 2018 of which 500,000 are vested the remaining 500,000 vest equally on June 6, 2020 and 2021.
(2)	Dr. Podlipskiy was awarded 1,000,000 options on June 6, 2018 of which 500,000 are vested the remaining 500,000 vest equally on June 6, 2020 and 2021.

Narrative to Compensation Tables

Overview

During the financial years ended August 31, 2019 and 2018, our executive compensation program was administered by our Board of Directors. Our executive compensation program has the objective of attracting and retaining a qualified and cohesive group of executives, motivating team performance and aligning the interests of executives with the interests of our shareholders through a package of compensation that is simple and easy to understand and implement. Compensation under the program was designed to achieve both current and our long-term goals of and to optimize returns to shareholders. In addition, in order to further align the interests of executives with the interests of our shareholders, we have implemented share ownership incentives through incentive share purchase options. Our overall compensation objectives are in line with its peer group of oil sands technology companies with opportunities to participate in equity.

In determining the total compensation of any member of senior management, our directors consider all elements of compensation in total rather than one element in isolation. Our directors also examine the competitive positioning of total compensation and the mix of fixed, incentive and share-based compensation.

Base Salary

While there is no official set of benchmarks that we rely on and there is no a defined list of issuers that we use as a benchmark, we make ourselves aware of, and are cognizant of, how comparable issuers in our business compensate their executives. Our peer group in connection with salary compensation consists of a sampling of other oil sands technology companies both private and public. The Executive Chairman and Chief Executive Officer review and update our directors on the peer group and other informal channels and compares the salaries offered by us against those of the peer group generally to ensure our salary compensation is within the range of expected annual base salary for the group.

Bonus Framework

While our directors believe that a well-balanced executive compensation program must simultaneously motivate and reward participants to deliver financial results while maintaining focus on long-term goals that track financial progress and value creation, during the fiscal years ended August 31, 2019 and 2018, we did not have in place an annual team bonus or discretionary individual bonus plan and we did not pay any bonuses.

Group Benefits

We do not offer a group benefits plan of any kind.

Perquisites and Personal Benefits

While we reimburse our executive officers for expenses incurred in the course of performing their duties as executive officers of our company, we did not provide any compensation that would be considered a perquisite or personal benefit to executive officers.

Equity Compensation

2019 Option Plan

Incentive share purchase options are currently granted under the 2019 Option Plan, a fixed number share option plan approved by shareholders on November 23, 2018, which amended and replaced our 2018 Option Plan. Pursuant to the 2019 Option Plan our Board of Directors may from time to time, in its discretion and in accordance with the TSXV requirements, grant to directors, officers and employees, as well as management company employees and consultants (as such terms are defined in Policy 4.4 as amended from time to time), non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 39,587,794, exercisable for a period of up to ten (10) years from the date of the grant. The number of common shares reserved for issuance to any individual director or officer of our company will not exceed 5% of the issued and outstanding common shares (2% in the case of optionees providing investor relations services to us) unless disinterested shareholder approval is obtained. The exercise price of any option granted pursuant to the 2019 Option Plan shall be determined by our Board of Directors when granted, but shall not be less than the Discounted Market Price (as such term is defined in Policy 4.4 as amended from time to time). Options granted pursuant to the 2019 Option Plan are non-assignable, except by means of a will or pursuant to the laws of descent and distribution.

The options may be exercised no later than 12 months following the date the optionee ceases to be a director, officer or consultant of our company, subject to the expiry date of such option. However, if the employment of an employee or consultant is terminated for cause no option held by such optionee may be exercised following the date upon which termination occurred.

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2019.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options		Number of securities remaining for future issuance under equity compensation plans
Equity Compensation plans approved by the stockholders	9,808,333	CDN$	1.20	25,440,016

Employment Agreements

We do not have any written employment agreements with any of our executive officers or other employees other than David Sealock, our Chief Executive Officer. On March 26, 2018, we entered into an employment agreement with David Sealock to serve as our Chief Executive Officer. For his services, Mr. Sealock is to receive a salary of CAD$120,000 per annum. The employment agreement term continues indefinitely until terminated in accordance with its provisions. The employment agreement also includes confidentiality obligations, inventions assignments by Mr. Sealock as well as change in control, non-solicitation and post-termination restrictions regarding corporate opportunities.

We may terminate the employment agreement and Mr. Sealock’s employment for Just Cause (as defined in the employment agreement) with 30 days’ notice to Mr. Sealock and without payment to him of any compensation or severance in lieu of notice past the 30 day notice period. Upon termination of employment for Just Cause, Mr. Sealock would only be entitled to any base salary due and owing up to the date of termination, all expenses properly incurred up to the date of termination in the carrying out of his duties and any accrued but unused vacation pay due and outstanding. We may also terminate the employment agreement and Mr. Sealock’s employment without Just Cause upon 15 business days’ notice to Mr. Sealock. Upon termination of employment without Just Cause, Mr. Sealock would receive any base salary due and owing up to the date of termination, a lump sum amount equal to $12,000, all expenses properly incurred up to the date of termination in the carrying out of his duties and any accrued but unused vacation pay due and outstanding. Mr. Sealock may terminate the employment agreement for Good Reason (as defined in the employment agreement) in the event of a Change of Control (as defined in the employment agreement) upon 15 business days’ notice to us. Upon termination of employment for Just Cause (as defined in the employment agreement), Mr. Sealock would be entitled to any base salary due and owing up to the date of termination, all expenses properly incurred up to the date of termination in the carrying out of his duties and any accrued but unused vacation pay due and outstanding.

For the purposes of the employment agreement with Mr. Sealock, the term “Just Cause” is defined as: (i) any matter that would constitute lawful just cause for dismissal from employment at common law; (ii) conviction of the executive of a criminal offence involving dishonesty or fraud or which is likely to injure our business or reputation; (iii) misappropriation of any of our property or assets; (iv) any breach by the executive of any term of his employment or the employment agreement which has not been cured within ten days of notice to the executive of such breach; (v) any information, reports, documents or certificates being intentionally furnished by the executive to our Board or any committee thereof which the executive knows to be either false or misleading either because they include or fail to include material facts; or (vi) failure to perform his duties in a diligent and reasonable manner.

The term “Good Reason” (which only applies to Change of Control event) is defined as: (i) a significant change (other than a change that is clearly consistent with a promotion) in his position or duties, responsibilities, title or office held by him with us; (ii) a material reduction of his salary, benefits or any other form of remuneration or any change in the basis upon which the executive’s salary, benefits or any other form of remuneration payable by us is determined or any failure by us to increase his salary, benefits or any other forms of remuneration payable by us in a manner consistent with practices in effect from time to time with respect to our senior executives, whichever is more favorable to him; (iii) any failure by us to continue in effect any benefit, bonus, profit sharing, incentive, remuneration or compensation plan, stock ownership or purchase plan, pension plan or retirement plan in which Mr. Sealock is participating or entitled to participate from time to time, or our taking any action or failing to take any action that would adversely affect his participation in or reduce his rights or benefits under or pursuant to any such plan, or our failing to increase or improve such rights or benefits on a basis consistent with practices with respect to our senior executives, whichever is more favorable to him; (iv) any breach by us of any material provision of the employment agreement; (v) the failure by us to obtain, in a form satisfactory to Mr. Sealock, an effective assumption of our obligations under the employment agreement by any successor to us; or (vi) the good faith determination by Mr. Sealock that we have requested he misrepresent information to external parties, vendors, shareholders or any other party.

The term “Change of Control” is defined as: (i) the sale to a person or acquisition by a person not affiliated with us of net assets from us having a value greater than 50% of the fair market value of our net assets determined on a consolidated basis prior to such sale; (ii) any change in the holding, direct or indirect, of our shares by a person not affiliated with us as a result of which such person, or a group of persons, or persons acting in concert, or persons associated or affiliated with any such person or group, are in a position to exercise effective control over us; (iii) any reconstruction, reorganization, recapitalization, consolidation, amalgamation, arrangement, merger, transfer, sale or other transaction involving us where all of our shareholders immediately prior to such transaction hold greater than 50% of the common shares of the Company or of the continuing corporation following completion of the transaction; or (iv) any event or transaction which our Board, in its discretion, deems to be a Change of Control.

Pursuant to a Technology Transfer Agreement, effective November 7, 2011, whereby we acquired from Vladimir Podlipskiy certain intellectual property rights relating to extracting bitumen from oil sands (the “Acquired Technology”), we also agreed to employ Mr. Podlipskiy to oversee and operate the Acquired Technology with the compensation of $120,000.00 per year for as long as the Acquired Technology is utilized by us. In consideration for the Acquired Technology, we issued to Mr. Podlipskiy’s designee 100,000 shares of our common shares and agreed to issue an additional 1,900,000 shares of our common shares on the date when our extraction facility at the TMC Mineral Lease in Vernal, Utah is assembled and tested. We further agreed to pay Mr. Podlipskiy upon the construction of a second plant utilizing the Acquired Technology and any plants thereafter using the Acquired Technology a royalty fee of 2% of gross sales if the price of heavy oil is below $60.00 per barrel; 3% of gross sales if the price of heavy oil is between $60.00 and $69.99 per barrel; 3.5% of gross sales if the price of heavy oil is between $70.00 and $79.99 and 4% of gross sales if the price of heavy oil is greater than $80.00.

Director Compensation

The following table sets forth information for the fiscal year ended August 31, 2019 regarding the compensation of our directors who at August 31, 2019 were not also named executive officers.

Name	Fees Earned or Paid in Cash $		Option Awards $(3)(4)		Other Compensation $		Total $
Robert Dennewald	30,000	(1)	183,250	(2)	-		213,250
Travis Schneider	30,000	(1)	183,250	(2)	-		213,250
Gerald Bailey	30,000	(1)	183,250	(2)	60,000	(3)	273,250

1.	Mr. Schneider, Mr. Dennewald and Dr. Bailey have each earned $30,000 of director’s fees for the financial year ended August 31, 2019. These fees have been accrued but have not been paid by us.

2.	On June 6, 2018, Mr. Schneider, Mr. Dennewald and Dr. Bailey were each awarded ten-year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest annually over a three year period.

3.	Dr. Bailey is paid a monthly fee of $5,000 for serving as President of the Company.

4.	As of August 31, 2019, the following are the aggregate number of option and stock awards held by each of our directors who were not also named Executive Officers:

Name	Option awards (Amount)	Stock awards (Amount)
Robert Dennewald(a)	1,475,000	-

Travis Schneider(b)	1,475,000	-

Gerald Bailey(c)	1,475,000	-

(a)	The options outstanding includes; (i) on November 30, 2017, Mr. Dennewald was awarded an option to purchase 475,000 common shares of which all are vested; (ii) on June 6, 2018, Mr. Dennewald was awarded an option to purchase 1,000,000 common shares of which 500,000 are vested and the remaining 500,000 will vest equally on June 6, 2020 and 2021.

(b)	The options outstanding includes; (i) on November 30, 2017, Mr. Schneider was awarded an option to purchase 475,000 common shares of which all are vested; (ii) on June 6, 2018, Mr. Schneider was awarded an option to purchase 1,000,000 common shares of which 500,000 are vested and the remaining 500,000 will vest equally on June 6, 2020 and 2021.

(c)	The options outstanding includes; (i) on November 30, 2017, Mr. Bailey was awarded an option to purchase 475,000 common shares of which all are vested; (ii) on June 6, 2018, Mr. Bailey was awarded an option to purchase 1,000,000 common shares of which 500,000 are vested and the remaining 500,000 will vest equally on June 6, 2020 and 2021.

The share purchase options issued to directors on November 30, 2017 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$2.27, exercise price CDN$2.27, term of share purchase option: 10 years, risk free interest rate of 1.64% and computed volatility of the underlying stock of 127% and expected dividend yield of 0%.

The share purchase options issued to directors on June 6, 2018 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$1.00, exercise price CDN$1.00, term of share purchase option: 10 years, risk free interest rate of 2.16% and computed volatility of the underlying stock of 125% and expected dividend yield of 0%.

Compensation Committee Interlocks

Not Applicable

Item 12. Security Ownership Of Certain Beneficial Owners And Management.[to be updated]

The following table sets forth as of December 13, 2019, the number and percentage of the outstanding shares of common shares which, according to the information supplied to us, were beneficially owned by (1) each person who is currently a director, (2) each executive officer, (3) all current directors and executive officers as a group, and (4) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common shares.

Name and Address(1)	Number of Shares Beneficially Owned		Percentage of Outstanding shares owned(2)
Aleksandr Blyumkin, Director (Chairman) and Executive Chairman	9,293,053	(3)	4.7%
David Sealock, Chief Executive Officer	570,267	(4)	*
Gerald Bailey, Director and President	1,138,831	(5)	*
Mark Korb, Chief Financial Officer	7,079	(6)	*
Vladimir Podlipskiy, Chief Technology Officer	516,667	(7)	*
Robert Dennewald, Director	1,269,029	(8)	*
Travis Schneider, Director	1,024,650	(9)	*
All executive officers and directors as a group (7 persons)	13,819,576		6.6%

5% shareholders
Momentum Asset Partners LLC	15,000,000	(10)	7.6%
Petrollo LP Corp.	30,678,571	(11)	15.5%

*	Less than 1%

(1)	The business address for each officer and director listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Based on 197,938,969 common shares outstanding as of December 13, 2019.

(3)	Is comprised of 7,506,286 common shares held directly, 124,096 common shares held through the Alexander & Polina Blyumkin Trust and 1,608,661 common shares held indirectly through five entities in which Mr. Blyumkin has a controlling interest.

(4)	Is comprised of 70,267 common shares and share purchase options exercisable for 1,000,000 common shares, of which 500,000 are vested and 0 which vest within the next 60 days.

(5)	Is comprised of 163,831 common shares and share purchase options exercisable for 1,475,000 common shares, of which 975,000 are vested and 0 which vest within the next 60 days.

(6)	Is comprised of 7,079 common shares.

(7)	Is comprised of 16,667 common shares and share purchase options exercisable for 1,000,000 common shares, of which 500,000 are vested and 0 which vest within the next 60 days.

(8)	Is comprised of 294,029 common shares and share purchase options exercisable for 1,475,000 common shares, of which 975,000 are vested and 0 which vest within the next 60 days.

(9)	Is comprised of 49,650 common shares and share purchase options exercisable for 1,475,000 common shares, of which 975,000 are vested and 0 which vest within the next 60 days.

(10)	Is comprised of 15,000,000 common shares. The registered address of Momentum Asset Partners LLC is 5 Sierra Gate Plaza, Roseville, CA 95678, USA. Roman Topilov exercises voting and/or dispositive power with respect to the common shares beneficially owned by Momentum Asset Partners LLC.

(11)	Is comprised of 30,000,000 common shares. The registered address of Petrollo LP Corp. is 401 Ryland Street, Suite 200A, Reno, Nevada, 89502. Elena Housherr exercises voting and/or dispositive power with respect to the common shares beneficially owned by Petrollo LP Corp.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Except as disclosed in this section and under “Item 6. Executive Compensation” there were no related party transactions during the current year or the prior year.

Director Independence and Related Transactions

Our Board of Directors is comprised of Aleksander Blyumkin, Gerald Bailey, Robert Dennewald, David Sealock and Travis Schneider, of which only Messrs. Dennewald and Schneider are deemed to be independent within the meaning of the TSX Ventures Exchange Corporate Finance Manual (the “TSXV Manual”) and applicable Canadian securities regulations.

The Board of Directors has appointed only one standing committee, the Audit Committee. The Board members comprising our Audit Committee are Alex Blyumkin, Travis Schneider and Robert Dennewald, of which only Messrs. Dennewald and Schneider are deemed to be independent within the meaning of the TSXV Manual and applicable Canadian securities regulations.

The Audit Committee meets at least four times per year.

Certain Relationships and Related Transactions

On September 4, 2018, the Company entered into a Debt Settlement Agreement with the Chairman of the Board whereby it agreed to convert $249,285 of advances made into 336,871 common shares at a conversion price of $0.74 per share.

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

On March 5, 2019, the Chairman of the Board subscribed for 2,222,222 shares of common stock for gross proceeds of $1,000,000.

On March 29, 2019, Nefco Petroleum, a company controlled by the Chairman of the Board, subscribed for 197,058 shares of common stock for gross proceeds of $67,000.

On May 22, 2019, the Chairman of the Board subscribed for 308,333 shares of common stock for gross proceeds of $74,000.

On May 31, 2019, Palmira Associates, a company controlled by the Chairman of the Board, entered into a debt settlement agreement whereby debt of $98,030 was settled by the issue of 363,073 shares of common stock.

On July 5, 2019, Palmira Associates, a company controlled by the Chairman of the Board, subscribed for 210,526 shares of common stock for gross proceeds of $40,000.

On August 16, 2019, the Chairman of the Board subscribed for 246,153 shares of common stock for gross proceeds of $32,000.

On September 19, 2019, the Chairman of the Board subscribed for 696,153 shares of common stock for gross proceeds of $90,500.

As of August 31, 2019, and August 31, 2018, the Company did not owe the Chairman of the Board, or any of the private companies controlled by the Chairman of the Board, any funds.

Item 14. Principal Accountant Fees and Services

Hay and Watson serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2019 and 2018 by our auditors:

	Year ended August 31, 2019	Year ended August 31, 2018

Audit fees and expenses	$155,000	$95,000
Taxation preparation fees	5,000	5,000
Audit related fees	20,000	-
Other fees	-	-
	$180,000	$100,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns.

(3)	We incurred fees to our independent auditors of $20,000 and $0 for audit related fees during the fiscal years ended August 31, 2019 and 2018, respectively.

(4)	We incurred fees to our independent auditors of $0 for other fees during the fiscal years ended August 31, 2019 and 2018.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis.

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of August 31, 2019 and 2018

3.	Consolidated Statements of Loss and Comprehensive Loss for the years ended August 31, 2019 and 2018

4.	Consolidated Statements of changes in Shareholders’ Equity for the years ended August 31, 2019 and 2018

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2019 and 2018

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	The following exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibits:

Exhibit No.	Title of Document

3.1	Articles of Amalgamation filed December 12, 2012 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.2	Bylaws (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.3	Articles of Amendment filed May 5, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.1	Specimen of Stock Certificate evidencing the Common Shares (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.2	Convertible Debenture between MCW Energy Group Limited and Aleksandr Blyumkin dated April 9, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.3	Secured Convertible Note Due May 5, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.4	Secured Convertible Note Due May 20, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.5	Secured Convertible Note Due June 15, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)

4.6	Secured Convertible Note Due October 8, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.7#	2018 Stock Option Plan (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.1	Technology Transfer Agreement, between MCW Energy Group Limited and Vladimir Podlipskiy, effective as of November 7, 2011 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.2	Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated July 1, 2013 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.3	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.4	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.5	Loan Agreement between Atlands Overseas Corp. and MCW Energy CA, Inc. dated February 9, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.6	Amendment No. 1 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 21, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.7	First Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of October 1, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.8	Securities Purchase Agreement between MCW Energy Group and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.9	Amendment No. 2 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated February 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.10	Reinstatement of and Second Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of March 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.11	Securities Purchase Agreement between MCW Energy CA, Inc. and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.12	Amendment No. 3 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 26, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.13	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.14	Debt Conversion Agreement between Petroteq Energy Inc. and Palmira Associates, Inc. dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.15	Debt Conversion Agreement between Petroteq Energy Inc. and Express Consulting, LLC dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.16	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.17	Form of Director and Officer Indemnification Agreement (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019#

10.18	Office Lease, between Camp Granada LLC, as Lessor, and PetroBloq LLC, as Leasee, dated January 17, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.19	Third Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of February 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.20#	Employment Agreement between the Company and David Sealock dated as of March 15, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.21	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated August 3, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.22	Distributed Ledger Technology Services Agreement between Petroteq Energy, Inc. and First Bitcoin Capital Corp. dated November 3, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.23	Fourth Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated November 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.24	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53806 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.25	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53807 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.26	Statement of Work dated June 5, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.27	Statement of Work dated September 24, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.28	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.29	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.30	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity Inc. (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.31	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on June 24, 2019)
10.32	Fifth Amendment To Mining And Mineral Lease Agreement Between Asphalt Ridge, Inc. (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on July 5, 2019)
21.1	Subsidiaries of the Registrant *
31.1	Certification of David Sealock, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification of David Sealock, Chief Exectuive Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*
32.2	Certification of David Sealock, Chief Exectuive Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PETROTEQ ENERGY INC.

Signature	Title	Date

/s/ David Sealock	Chief Executive Officer and President	December 16, 2019
David Sealock	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	December 16, 2019
Mark Korb	(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of David Sealock and Mark Korb, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2019	By:	/s/ David Sealock
David Sealock
Chief Executive Officer, President and Director

Date: December 16, 2019	By:	/s/ Aleksandr Blyumkin
Aleksandr Blyumkin
Executive Chairman

Date: December 16, 2019	By:	/s/ Travis Schneider
Travis Schneider
Director

Date: December 16, 2019	By:	/s/ Robert Dennewald
Robert Dennewald
Director

Date: December 16, 2019	By:	/s/ Gerald Bailey
Gerald Bailey
Director