Form 10-Q
period 2019-11-30
PETROTEQ ENERGY INC.
filed 2020-01-21
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

(866) 571-9613

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of January 17, 2020 was  202,246,969.

PETROTEQ ENERGY INC.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Petroteq Energy Inc” (“PQE”),” Petroteq, the “Company,” “we,” “us” and “our” refer to Petroteq Energy Inc.

PETROTEQ ENERGY INC.

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

November 30, 2019

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As at November 30, 2019 and August 31, 2019

Expressed in US dollars

	Notes	November 30, 2019	August 31, 2019
		(Unaudited)
ASSETS
Current assets
Cash		$31,807	$50,719
Trade and other receivables	4	142,866	144,013
Current portion of advanced royalty payments	7(a)	475,340	446,362
Ore inventory	6	141,792	176,792
Other inventory		43,090	39,038
Current portion of notes receivable	5	86,296	85,359
Prepaid expenses and other current assets	1	2,055,120	1,499,120
Total Current Assets		2,976,311	2,441,403

Non-Current assets
Advanced royalty payments	7(a)	360,417	421,667
Notes receivable	5	1,249,369	760,384
Mineral leases	8	34,911,143	34,911,143
Investments	21	75,000	-
Property, plant and equipment	9	35,432,604	33,613,650
Intangible assets	10	707,671	707,671
Total Non-Current Assets		72,736,204	70,414,515
Total Assets		$75,712,515	$72,855,918

LIABILITIES
Current liabilities
Accounts payable	11	$3,333,779	$2,081,756
Accrued expenses	11	2,241,702	2,048,399
Ore Sale advances		283,976	283,976
Current portion of long-term debt	12	857,092	1,057,163
Current portion of convertible debentures	13	6,579,409	6,188,872
Derivative liability	14	94,556	-
Related party payables	20(b)	184,505	50,000
Total Current Liabilities		13,575,019	11,710,166

Non-Current liabilities
Long-term debt	12	175,341	215,695
Convertible debentures	13	362,856	140,597
Reclamation and restoration provision	15	2,970,497	2,970,497
Total Non-Current Liabilities		3,508,694	3,326,789
Total Liabilities		17,083,713	15,036,955

Commitments and contingencies	25
SHAREHOLDERS’ EQUITY
Share capital	16,17,18	139,724,435	135,472,795
Subscription receipts		372,320	631,450
Deficit		(81,467,953)	(78,285,282)
Total Shareholders’ Equity		58,628,802	57,818,963
Total Liabilities and Shareholders’ Equity		$75,712,515	$72,855,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

	Notes	Three months ended November 30, 2019	Three months ended November 30, 2018
		(Unaudited)	(Unaudited)

Revenues from hydrocarbon sales		$100,532	$-
Production and maintenance costs		(677,463)	-
Advance royalty payments applied or expired	7(a)	(92,271)	(33,750)
Gross Loss		(669,202)	(33,750)
Expenses
Depreciation, depletion and amortization	9	74,320	16,173
Selling, general and administrative expenses		2,382,082	3,805,989
Financing costs	22	509,294	477,574
Mark to market of derivative liability	14	(35,547)	-
Other (income) expense, net	23	(416,680)	545,620
Total Expenses, net		2,513,469	4,845,356

Net loss before income taxes and equity loss		3,182,671	4,879,106
Income tax expense		-	-
Equity loss from investment of Accord GR Energy, net of tax		-	50,000
Net loss and Comprehensive loss		3,182,671	4,929,106
Weighted Average Number of Shares Outstanding	19	191,973,146	88,734,027
Basic and Diluted Loss per Share		$0.02	0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended November 30, 2019 and 2018

(Unaudited)

Expressed in US dollars

		Number of Shares	Share	Subscription		Shareholders’
	Notes	Outstanding	Capital	Receipts	Deficit	Equity
Balance at August 31, 2019		176,241,746	135,472,795	631,450	(78,285,282)	57,818,963
Settlement of acquisition obligation	21	250,000	75,000	-	-	75,000
Settlement of debentures	13(b)	1,111,111	200,000	-	-	200,000
Settlement of liabilities		3,243,666	705,687	-	-	705,687
Common shares subscriptions	16,18	17,002,446	2,753,874	(259,130)	-	2,494,744
Share-based payments	16(d)	90,000	28,500	-	-	28,500
Share-based compensation	17	-	178,157	-	-	178,157
Fair value of convertible debt warrants issued	18	-	310,422	-	-	310,422
Net loss		-	-	-	(3,182,671)	(3,182,671)
Balance at November 30, 2019		197,938,969	139,724,435	372,320	(81,467,953)	58,628,802

		Number of Shares	Share	Subscription		Shareholders’
	Notes	Outstanding	Capital	Receipts	Deficit	Equity
Balance at August 31, 2018		85,163,631	93,901,521	996,401	(61,968,522)	32,929,400
Settlement of debentures		316,223	334,487	-	-	334,487
Settlement of liabilities		681,151	654,167	-	-	654,167
Common shares subscriptions		2,388,244	1,985,605	1,525,705	-	3,511,310
Share-based payments		1,300,000	1,327,915	-	-	1,327,915
Share-based compensation		-	229,060	-	-	229,060
Fair value of debt settlement warrants		-	383,496	-	-	383,496
Fair value of convertible debt warrants issued		-	514,327	-	-	514,327
Net loss		-	-	-	(4,929,106)	(4,929,106)
Balance at November 30, 2018		89,849,249	99,330,578	2,522,106	(66,897,628)	34,955,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

	Three months ended November 30, 2019	Three months ended November 30, 2018
	(Unaudited)	(Unaudited)
Cash flow used for operating activities:
Net loss	$(3,182,671)	$(4,929,106)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	74,320	16,173
Amortization of debt discount	353,095	415,697
Loss on conversion of debt	-	79,409
(Gain) Loss on settlement of liabilities	(394,409)	108,973
Share-based compensation	178,157	229,060
Shares issued for services	28,500	434,431
Mark to market of derivative liabilities	(35,547)	-
Equity loss from investment in Accord GR Energy	-	50,000
Other	70,849	22,591
Changes in operating assets and liabilities:
Accounts payable	2,120,257	1,853,189
Accounts receivable	1,147	-
Accrued expenses	259,846	(477,207)
Prepaid expenses and deposits	4,000	171,574
Inventory	30,948	(415,165)
Net cash used in operating activities	(491,508)	(2,440,381)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(1,893,274)	(4,754,522)
Mineral rights deposits paid	(560,000)	-
Investment in notes receivable	(477,585)	(2,202,123)
Proceeds from notes receivable	10,000	-
Advance royalty payments	(60,000)	(100,000)
Net cash used in investing activities	(2,980,859)	(7,056,645)

Cash flows from financing activities:
Advances from related parties	134,505	-
Repayments to related parties	-	(77,472)
Proceeds on private equity placements	2,494,744	3,511,310
Payments of long-term debt	(51,019)	(252,717)
Proceeds from long-term debt	-	450,000
Proceeds from convertible debt	950,225	3,500,000
Repayments of convertible debt	(75,000)	-
Net cash from financing activities	3,453,455	7,131,121

Decrease in cash	(18,912)	(2,365,905)
Cash, beginning of the period	50,719	2,640,001
Cash, end of the period	$31,807	$274,096

Supplemental disclosure of cash flow information
Cash paid for interest	$14,317	$27,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

1.	GENERAL INFORMATION

Petroteq Energy Inc. (the “Company”) is an Ontario, Canada corporation which conducts oil sands mining and oil extraction operations in the USA. It operates through its indirectly wholly owned subsidiary company, Petroteq Oil Sands Recovery, LLC (“POSR”), which is engaged in mining and oil extraction from tar sands.

The Company’s registered office is located at Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario, M5X 1E2, Canada and its principal operating office is located at 15315 W. Magnolia Blvd, Suite 120, Sherman Oaks, California 91403, USA.

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

On January 18, 2019, the Company paid $10,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by the payment of $1,800,000 and by the issuance of 15,000,000 shares at an issue price of $0.60 per share.

On July 22, 2019, the Company acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the BLM covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah for a total consideration of $13,000,000 settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, and cash of $1,000,000, which has not been paid to date.

Between March 14, 2019 and November 30, 2019, the Company made cash deposits of $1,857,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,857,000, with the balance of $1,143,000 still outstanding.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting policies (“US GAAP”) and have been prepared on a historical cost basis except for certain financial assets and financial liabilities which are measured at fair value. The Company’s reporting currency and the functional currency of all of its operations is the U.S. dollar, as it is the principal currency of the primary economic environment in which the Company operates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended November 30, 2019 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of Petroteq for the year ended August 31, 2019, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2019.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 “Continuous Disclosure Obligations” (“NI 51-102CP”) which permits the Company to prepare its financial statements in accord with U.S. GAAP.

The unaudited condensed consolidated financial statements were authorized for issue by the Board of Directors on January 21, 2020.

(b)	Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. The entities included in these consolidated financial statements are as follows:

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

The Company had accounted for its investment in Accord GR Energy, Inc. (“Accord”) on the equity basis since March 1, 2017. The Company had previously owned a controlling interest in Accord and the results were consolidated in the Company’s financial statements. However, subsequent equity subscriptions into Accord reduced the Company’s ownership to 44.7% as of March 1, 2017 and the results of Accord were deconsolidated from that date. As of August 31, 2019, the Company has impaired 100% of the remaining investment in Accord due to inactivity and a lack of adequate investment in Accord to progress to commercial production and viability.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

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

Impact of ASC 606 Adoption

The Company recognizes revenue in terms of ASC 606 – Revenue from Contracts with Customers and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The five steps are as follows:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

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

Contract balances

The Company does not anticipate that it will receive cash relating to future performance obligations. However, if such cash is received, the revenue will be deferred and recognized when all revenue recognition criteria are met.

Disaggregation of revenue

The Company has limited revenues to date. Disaggregation of revenue disclosures can be found in Note 24.

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

For the three months ended November 30, 2019 and 2018

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

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)	Cash and cash equivalents

The Company considers all highly liquid investments with original contractual maturities of three months or less to be cash equivalents.

(k)	Accounts receivable

The Company had minimal sales during the period and accounts receivable balances are minimal.

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

For the three months ended November 30, 2019 and 2018

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

For the three months ended November 30, 2019 and 2018

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842)

Effective September 1, 2019, the Company will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The Company intends to use a transition method that applies the new lease standard at September 1, 2019 and recognizes any cumulative effect adjustments to the opening balance of fiscal year 2020 retained earnings. The Company intends to apply a policy election to exclude short-term leases from balance sheet recognition and also intends to elect certain practical expedients at adoption. As permitted under these expedients the company will not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease.

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

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

3.	GOING CONCERN

The Company has incurred losses for several years and, at November 30, 2019, has an accumulated deficit of $81,467,953, (August 31, 2019 - $78,285,282) and working capital deficiency of $10,598,709 (August 31, 2019 - $9,268,763). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	TRADE AND OTHER RECEIVABLES

The Company’s accounts receivables consist of:

	November 30, 2019	August 31, 2019

Trade receivables	$32,713	$-
Goods and services tax receivable	59,013	59,013
Other receivables	51,140	85,000
	$142,866	$144,013

Information about the Company’s exposure to credit risks for trade and other receivables is included in Note 27(a).

5.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

	Maturity Date	Interest Rate	November 30, 2019	August 31, 2019

Private debtor	March 15, 2020	5%	$76,000	$76,000
Private debtor	August 20, 2021	5%	757,581	642,581
Private debtor	August 20, 2021	5%	469,585	117,000
Interest accrued			32,499	10,162
			$1,335,665	$845,743

Disclosed as follows:
Current portion			$86,296	$85,359
Long-term portion			1,249,369	760,384
			$1,335,665	$845,743

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

6.	ORE INVENTORY

On June 1, 2015, the Company acquired a 100% interest in TMC Capital LLC, which holds the rights to mine ore from the Asphalt Ridge deposit. The mining and crushing of the bituminous sands has been contracted to an independent third party.

During the three months ended November 30, 2019, the cost of mining, hauling and crushing the ore, amounting to $0 (2018 - $0), was recorded as the cost of the crushed ore inventory. The Company used approximately 5,000 yards of crushed ore during the three months ended November 30, 2019.

7.	ADVANCED ROYALTY PAYMENTS

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

Effective February 21, 2018, a third amendment was made to the TMC Mineral Lease. The amended advanced royalty payments required are a minimum of $100,000 per quarter from July 1, 2018 to June 30, 2020 and a minimum of $150,000 per quarter thereafter. Royalties payable on production range from 8% to 16% of adjusted revenues, dependent on hydrocarbon prices.

As at November 30, 2019, the Company has paid advance royalties of $2,310,336 (August 31, 2019 - $2,250,336) to the lease holder, of which a total of $1,474,579 have been used to pay royalties as they have come due under the terms of the TMC Mineral Lease. During the three months ended November 30, 2019, $60,000 in advance royalties were paid and $91,271 have been used to pay royalties which have come due. The royalties expensed have been recognized in cost of goods sold on the unaudited condensed consolidated statements of loss and comprehensive loss.

As at November 30, 2019, the Company expects to record minimum royalties paid of $475,340 from these advance royalties either against production royalties or for the royalties due within a twelve month period.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

8.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
Additions	-	-	23,800,000	23,800,000
August 31, 2019	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
November 30, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2017, 2018 and November 30, 2019	$-	$-	$-	$-

Carrying Amounts
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
November 30, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143

(a)	TMC Mineral Lease

On June 1, 2015, the Company acquired TMC Capital, LLC (“TMC”). TMC holds a mining and mineral lease, subleased from Asphalt Ridge, Inc., on the Asphalt Ridge property located in Uintah County, Utah (the “TMC Mineral Lease”).

The primary term of the TMC Mineral Lease is from July 1, 2013 continuing for six years. During the primary term, the Company must meet certain requirements for oil production. After July 1, 2018, the TMC Mineral Lease will remain in effect as long as certain requirements for oil production continue to be met by the Company. If the Company fails to meet these requirements, the lease will automatically terminate 90 days after the calendar year in which the requirements are not met. In addition, the Company is required to make certain advance royalty payments to the lessor (Note 7(a)). The TMC Mineral Lease was subject to a 10% royalty for the first three years and varying percentages thereafter based on the price of oil. An additional royalty of 1.6% is payable to the previous lessees of the TMC Mineral Lease. The TMC Mineral Lease also required the Company to make minimum expenditures on the property of $1,000,000 for the first three years, increasing to $2,000,000 for the next three years.

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

For the three months ended November 30, 2019 and 2018

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

For the three months ended November 30, 2019 and 2018

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

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

8.	MINERAL LEASES (continued)

(b)	SITLA Mineral Lease (Petroteq Oil Sands Recovery, LLC mineral lease)

On June 1, 2018, the Company acquired mineral rights under two mineral leases entered into between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POSR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease (collectively, the “SITLA Mineral Leases”). The SITLA Mineral Leases are valid until May 30, 2028 and have rights for extensions based on reasonable production. The leases remain in effect beyond the original lease term so long as mining and sale of the tar sands are continued and sufficient to cover operating costs of the Company.

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

On January 18, 2019, the Company paid $10,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”) covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by a cash payment of $1,800,000 and by the issuance of 15,000,000 shares at an issue price of $0.60 per share, amounting to $9,000,000.

On July 22, 2019, the Company acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the BLM covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah, for a total consideration of $13,000,000 settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, amounting to $12,000,000 and cash of $1,000,000, which has not been paid to date.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

9.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2018	$23,101,035	$394,555	$23,495,590
Additions	12,454,792	43,613	12,498,405
August 31, 2019	35,555,827	438,168	35,993,995
Additions	1,887,582	5,692	1,893,274
November 30, 2019	$37,443,409	$443,860	$37,887,269

Accumulated Amortization
August 31, 2018	$2,148,214	$158,481	$2,306,695
Additions	-	73,650	73,650
August 31, 2019	2,148,214	232,131	2,380,345
Additions	-	74,320	74,320
November 30, 2019	$2,148,214	$306,451	$2,454,665

Carrying Amount
August 31, 2018	$20,952,821	$236,074	$21,188,895
August 31, 2019	$33,407,613	$206,037	$33,613,650
November 30, 2019	$35,295,195	$137,409	$35,432,604

(a)	Oil Extraction Plant

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

The cost of construction includes capitalized borrowing costs for the three months ended November 30, 2019 of $0 (August 31, 2019 - $2,190,309) and total capitalized borrowing costs as at November 30, 2019 of $4,421,055 (August 31, 2019 - $4,421,055).

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 1,000 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company reevaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 10) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the three months ended November 30, 2019 and 2018 as there has only been immaterial production during these periods.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

10.	INTANGIBLE ASSETS

Oil Extraction
Technologies
Cost
August 31, 2018	$809,869
Additions	-
August 31, 2019	809,869
Additions	-
November 30, 2019	$809,869

Accumulated Amortization
August 31, 2018	$102,198
Additions	-
August 31, 2019	102,198
Additions	-
November 30, 2019	$102,198

Carrying Amounts
August 31, 2018	$707,671
August 31, 2019	$707,671
November 30, 2019	$707,671

Oil Extraction Technologies

During the year ended August 31, 2012, the Company acquired a closed-loop solvent based oil extraction technology which facilitates the extraction of oil from a wide range of bituminous sands and other hydrocarbon sediments. The Company has filed patents for this technology in the USA and Canada and has employed it in its oil extraction plant. The Company commenced partial production from its oil extraction plant on September 1, 2015 and was amortizing the cost of the technology over fifteen years, the expected life of the oil extraction plant. Since the Company has increased the capacity of the plant to 1,000 barrels daily during 2018, and expects to further expand the capacity to an additional 3,000 barrels daily, it determined that a more appropriate basis for the amortization of the technology is the units of production at the plant after commercial production begins again. No amortization of the technology was recorded during the three months ended November 30, 2019 and 2018.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at November 30, 2019 and August 31, 2019 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at November 30, 2019 and August 31, 2019 consist primarily of other operating expenses and interest accruals on long-term debt (Note 12) and convertible debentures (Note 13).

Information about the Company’s exposure to liquidity risk is included in Note 27(c).

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

12.	LONG-TERM DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	November 30, 2019	August 31, 2019

Private lenders	January 15, 2020	10.00%	$200,000	$200,000
Private lenders	January 31, 2020	10.00%	377,824	567,230
Private lenders	September 17, 2019	10.00%	100,000	100,000
Equipment loans	April 20, 2020 – November 7, 2021	4.30 - 12.36%	354,609	405,628

			$1,032,433	$1,272,858

The maturity date of the long-term debt is as follows:

	November 30, 2019	August 31, 2019

Principal classified as repayable within one year	$857,092	$1,057,163
Principal classified as repayable later than one year	175,341	215,695

	$1,032,433	$1,272,858

(a)	Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on January 15, 2020. The loan is guaranteed by the Chairman of the Board.

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures bore interest at a rate of 12% per annum, maturing on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018, bearing interest at 5% per annum. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company. On December 13, 2019, the maturity date of the non-convertible portion of the debenture was extended to January 31, 2020 and the interest rate was increased to 10% per annum.

(iii)	On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matured on September 17, 2019 and bears interest at 10% per annum. As compensation for the debenture line of credit the Company issued 950,000 commitment shares to Bay Private Equity and a further 300,000 shares as a finder’s fee to a third party.

(b)	Equipment loans

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	November 30, 2019	August 31, 2019

GS Capital Partners	January 15, 2020	10.00%	$143,750	$143,750
Calvary Fund I LP	September 4, 2019	10.00%	-	250,000
Calvary Fund I LP	October 12, 2020	10.00%	250,000	250,000
SBI Investments LLC	October 15, 2020	10.00%	250,000	250,000
Bay Private Equity, Inc.	January 15, 2020	5.00%	2,900,000	2,900,000
Bay Private Equity, Inc.	January 15, 2020	5.00%	2,400,000	2,400,000
Cantone Asset Management LLC	October 19, 2020	7.00%	300,000	300,000
Calvary Fund I LP	August 29, 2020	3.30%	480,000	480,000
Cantone Asset Management LLC	December 17, 2020	7.00%	240,000	-
Cantone Asset Management LLC	January 14, 2021	7.00%	240,000	-
Private lender	October 29, 2020	10.00%	200,000	-
Petroleum Capital Funding LP	November 26, 2020	10.00%	318,000	-
Power Up Lending Group, Ltd.	October 11, 2020	12.00%	158,000	-
			7,879,750	6,973,750
Unamortized debt discount			(937,485)	(644,281)
Total loans			$6,942,265	$6,329,469

The maturity date of the convertible debentures are as follows:

	November 30, 2019	August 31, 2019

Principal classified as repayable within one year	$6,579,409	$6,188,872
Principal classified as repayable later than one year	362,856	140,597

	$6,942,265	$6,329,469

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(a)	GS Capital Partners

On December 28, 2018, the Company issued a convertible debenture of $143,750 including an original issue discount of $18,750, together with warrants exercisable for 260,416 shares of common stock at an exercise price of $0.48 per share with a maturity date of April 29, 2019. The debenture has a term of four months and one day and bears interest at a rate of 10% per annum payable at maturity and at the option of the holder the purchase amount of the debenture (excluding the original issue discount of 15%) is convertible into 260,416 common shares of the Company at $0.48 per share in accordance with the terms and conditions set out in the debenture. During December 2019, the maturity date was extended to January 15, 2020.

(b)	Calvary Fund I LP

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

On September 9, 2019, the Company repaid $75,000 of principal and $1,096 in interest in partial settlement of the convertible debenture. On September 19, 2019, the Company entered into an agreement with Calvary Fund, whereby the remaining principal and interest of $200,000 was settled by the issue of 1,111,111 common shares and warrants exercisable over 1,111,111 common shares at an exercise price of $0.23 per share, expiring on September 20, 2021.

(c)	Calvary Fund I LP

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

The warrants expired on October 12, 2019 unexercised.

During December 2019, the maturity date of the convertible loan was extended to October 12, 2020 and the conversion price of the note was reset to $0.18 per share.

(d)	SBI Investments, LLC

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

The warrants expired on October 15, 2019 unexercised.

During December 2019, the maturity date of the convertible loan was extended to October 12, 2020 and the conversion price of the note was reset to $0.18 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(e)	Bay Private Equity, Inc.

On September 17, 2018, the Company issued 3 one year convertible units of $1,100,000 each to Bay Private Equity, Inc. (“Bay”) for net proceeds of $2,979,980. These units bear interest at 5% per annum and mature one year from the date of issue. Each unit consists of one senior secured convertible debenture of $1,100,000 and 250,000 common share purchase warrants. Each convertible debenture may be converted to common shares of the Company at a conversion price of $1.00 per share. Each common share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $1.10 per share for one year after the issue date. On January 23, 2019, $400,000 of the principal outstanding was repaid out of the proceeds raised on the January 16, 2019 Bay convertible debenture (Note 13(f)).

On September 17, 2019, the warrants expired, unexercised.

During December 2019, the maturity date was extended to January 15, 2020.

(f)	Bay Private Equity, Inc.

On January 16, 2019, the Company issued a convertible debenture of $2,400,000, including an original issue discount of $400,000, for net proceeds of $2,000,000. The convertible debenture bears interest at 5% per annum and matured on October 15, 2019. The convertible debenture may be converted to 5,000,000 common shares of the Company at a conversion price of $0.40 per share. $400,000 of the proceeds raised was used to repay a portion of the $3,300,000 convertible debenture issued to Bay Private Equity on September 17, 2018 (Note 13(e)).

During December 2019, the maturity date was extended to January 15, 2020.

(g)	Cantone Asset Management, LLC

On July 19, 2019, the Company issued a convertible debenture of $300,000, including an original issue discount of $50,000, for net proceeds of $234,000 after certain legal expenses and warrants exercisable for 1,315,789 common shares at an exercise price of $0.24 per share. The convertible debenture bears interest at 7% per annum and matures on October 19, 2020. The convertible debenture may be converted to 1,578,947 common shares of the Company at a conversion price of $0.19 per share.

(h)	Calvary Fund I LP

On August 19, 2019, the Company issued a convertible debenture of $480,000, including an original issue discount of $80,000, for net proceeds of $374,980 after certain legal expenses and warrants exercisable for 2,666,666 common shares at an exercise price of $0.15 per share. The convertible debenture bears interest at 3.3% per annum and matures on August 29, 2020. The convertible debenture may be converted to 2,352,941 common shares of the Company at a conversion price of $0.17 per share.

(i)	Cantone Asset Management, LLC

On September 19, 2019, the Company issued a convertible debenture of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000 and warrants exercisable for 952,380 common shares at an exercise price of $0.26 per share. The convertible debenture bears interest at 7% per annum and matures on December 17, 2020. The net proceeds of the convertible debenture may be converted to 952,380 common shares of the Company at a conversion price of $0.21 per share.

(j)	Cantone Asset Management, LLC

On October 14, 2019, the Company issued a convertible debenture of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000 and warrants exercisable for 1,176,470 common shares at an exercise price of $0.20 per share. The convertible debenture bears interest at 7% per annum and matures on January 14, 2021. The net proceeds of the convertible debenture may be converted to 1,176,470 common shares of the Company at a conversion price of $0.17 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(k)	Private investor

On October 29, 2019, the Company issued a convertible debenture of $200,000 and a one year warrant, expiring on October 29, 2020, exercisable for 555,555 common shares at an exercise price of $0.18 per share. The convertible debenture bears interest at 10.0% per annum and matures on October 29, 2020. The convertible debenture may be converted into 1,111,111 common shares of the Company at a conversion price of $0.18 per share.

(l)	Petroleum Capital Funding LP.

On November 26, 2019, in terms of a term sheet entered into with Petroleum Capital Funding LP (“PCF”), the Company intends raising $2,400,000 in convertible debentures with an original issue discount (“OID”) of 20% for net proceeds of $2,000,000. The debentures will have 100% warrant coverage on the proceeds raised, excluding the OID. The convertible debentures will bear interest at 10% per annum. The proceeds raised, net of the OID, will be convertible into common shares, and mature 4 years from the date of the first closing.

The convertible debentures will be purchased by Petroleum Capital Funding LP (“PCF”), who will in turn sell interests to accredited investors. The debentures are convertible into common shares at the closing bid price on the last trading day prior to closing.

Cantone Research, Inc. (“Cantone”), will act as the placement agent and will earn cash compensation of 8% of the cash proceeds raised and be issued placement agent warrants exercisable over 470 common shares for each $1,000 raised, on the same terms as the warrants issued to PCF.

The convertible notes will be secured by a first priority lien on all bitumen reserves at the Asphalt Ridge property consisting of 8,000 acres.

The Company may force the conversion of the convertible debentures if certain trading conditions are met, and has agreed to certain restrictions on paying dividends, registration rights and rights of first refusal on further debt and equity offerings.

On November 26, 2019, the Company concluded its first closing of gross proceeds of $265,000, issuing a convertible debenture of $318,000. Warrants exercisable for 1,558,730 common shares, exercisable at $0.17 per share and maturing on November 26, 2023 and placement agent warrants exercisable over 124,500 common shares at an exercise price of $0.17 per share, maturing on November 26, 2023, were issued.

(m)	Power Up Lending Group, Ltd.

On October 11, 2019, the Company issued a convertible promissory note of $158,000, including an original issue discount of $15,000, for net proceeds of $140,000 after certain legal expenses. The note bears interest at 12% per annum and matures on October 11, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

14.	DERIVATIVE LIABILITY

The short-term convertible note issued to Power Up Lending Group, disclosed in note 13(m) above have variable priced conversion rights with no fixed floor price and will re-price dependent on the share price performance over varying periods of time, due to the variable priced conversion rights, all convertible notes and any warrants attached thereto, issued subsequent to the variable priced conversion notes are valued and give rise to a derivative financial liability, which was initially valued at inception of the convertible notes using a Black-Scholes valuation model.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

14.	DERIVATIVE LIABILITY (continued)

The value of the derivative financial liabilities above was re-assessed at November 30, 2019 and a total of $35,547 was credited to the unaudited condensed consolidated statement of loss and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of loss and comprehensive loss in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended November 30, 2019
Conversion price	$	CAD$0.22 to CAD$0.23
Risk free interest rate		2.08 to 2.12%
Expected life of derivative liability		1 year
Expected volatility of underlying stock		93.9 to 104.2%
Expected dividend rate		0%

The movement in derivative liability is as follows:

November 30, 2019

Opening balance	$-
Derivative financial liability arising from convertible notes	130,103
Fair value adjustment to derivative liability	(35,547)
$94,556

15.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2018	$371,340	$212,324	$583,664
Accretion expense	7,428	4,246	11,674
Reevaluation of reclamation and restoration provision	119,716	2,255,443	2,375,159
Balance at August 31, 2019	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at November 30, 2019	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

15.	RECLAMATION AND RESTORATION PROVISIONS (continued)

(b)	Site restoration

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

The discount rate used in the calculation of the provision as at August 31, 2019 and 2018 is 2.0%.

16.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	197,938,969 common shares as at November 30, 2019.

(a)	Settlement of loans

On September 19, 2019, the Company issued 1,111,111 common shares and 1,111,111 warrants to Calvary Fund, LP to settle the $200,000 unpaid principal and interest of the $250,000 convertible note issued on September 4, 2018. (see Note 13(b)).

(b)	Settlement of liabilities

Between September 24, 2019 and November 14, 2019, the Company issued 3,243,666 shares of common stock to several investors in settlement of $868,233 of trade debt.

(c)	Common share subscriptions

On September 19, 2019, the Company issued 6,091,336 common shares to various investors for net proceeds of $791,874, at an issue price of $0.13 per share.

On September 19, 2019, the Company issued 8,333,333 common shares to investors for net proceeds of $1,500,000 at an issue price of $0.18 per share.

On September 30, 2019, the Company issued 2,777,777 common shares and a warrant exercisable over 2,777,777 common shares at an exercise price of $0.23 per share to an investor for net proceeds of $500,000 at an issue price of $0.18 per unit.

On October 4, 2019, the Company cancelled 200,000 shares previously issued to an investor.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

16.	COMMON SHARES (continued)

(d)	Share based payments for services

Between October 28, 2019 and November 21, 2019, the Company issued 90,000 shares valued at $28,500 as compensation for professional services and labor rendered to the Company.

(e)	Shares issued to settle investment obligations

On October 28, 2019, the Company issued 250,000 shares valued at $75,000 to settle the outstanding investment obligation in First Bitcoin Capital.

17.	STOCK OPTIONS

(a)	Stock option plan

The Company has a stock option plan which allows the Board of Directors of the Company to grant options to acquire common shares of the Company to directors, officers, key employees and consultants. The option price, term and vesting are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of the TSX Venture Exchange. The stock option plan is a 20% fixed number plan with a maximum of 39,587,793 common shares reserved for issue at November 30, 2019.

During the three months ended November 30, 2019 and the year ended August 31, 2019, the Company did not grant any stock options to directors, officers and consultants of the Company.

During the three months ended November 30, 2019 and 2018, the share-based compensation expense of $178,157 and $229,060 relates to the vesting of options granted during the year ended August 31, 2018.

(b)	Stock options

Stock option transactions under the stock option plan were:

	Three months ended November 30, 2019			Year ended August 31, 2019
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,808,333	CAD$	1.20	9,858,333	CAD$	1.22
Options granted	-		-	-		-
Options expired	-		-	(50,000)	CAD$	4.80
Balance, end of period	9,808,333	CAD$	1.20	9,808,333	CAD$	1.20

Stock options outstanding and exercisable as at November 30, 2019 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
February 1, 2026	CAD$	5.85	33,333	33,333
November 30, 2027	CAD$	2.27	1,425,000	1,425,000
June 5, 2028	CAD$	1.00	8,350,000	5,050,000
			9,808,333	6,508,333
Weighted average remaining contractual life			8.4 years	8.4 years

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

18.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at November 30, 2019 are:

Expiry Date	Exercise Price		Warrants Outstanding
January 25, 2020	US$	0.37	147,058
February 27, 2020	US$	0.37	135,135
March 9, 2020	US$	1.50	114,678
May 22, 2020	US$	0.28	678,571
May 22, 2020	US$	0.30	1,554,165
June 7, 2020	US$	0.525	1,190,476
June 14, 2020	US$	1.50	329,080
July 5, 2020	US$	0.35	200,000
July 5, 2020	US$	0.30	200,000
July 26, 2020	US$	1.50	1,637,160
August 16, 2020	US$	0.22	352,940
August 28, 2020	US$	0.94	1,311,242
August 28, 2020	US$	1.00	246,913
August 28, 2020	US$	1.50	35,714
August 29, 2020	US$	0.15	2,666,666
September 6, 2020	US$	1.01	925,925
October 11, 2020	US$	1.35	510,204
October 11, 2020	US$	1.50	10,204
October 19, 2020	US$	0.24	1,315,789
October 29, 2020	US$	0.18	555,555
November 7, 2020	US$	0.61	20,408
November 7, 2020	US$	0.66	300,000
November 8, 2020	US$	1.01	918,355
December 7, 2020	US$	0.67	185,185
December 7, 2020	US$	1.50	3,188,735
December 17, 2020	US$	0.26	952,380
January 10, 2021	US$	1.50	1,437,557
January 11, 2021	US$	1.50	307,692
January 14,2021	US$	0.20	1,176,470
Mar 29, 2021	US$	0.465	1,481,481
April 8, 2021	CAD$	4.73	57,756
May 22, 2021	US$	0.91	6,000,000
May 22, 2021	US$	0.30	1,133,333
May 22, 2021	US$	1.50	65,759
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
September 20, 2021	US$	0.23	1,111,111
September 30, 2021	US$	0.23	2,777,777
November 26, 2023	US$	0.17	1,683,230
			45,347,469
Weighted average remaining contractual life			1.30 years
Weighted average exercise price	USD$	0.61

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

18.	SHARE PURCHASE WARRANTS (continued)

Warrants exercisable for 25,327 common shares at an exercise price of CAD$28.35 and warrants exercisable for 1,618,356 common shares at exercise prices ranging from $0.86 to $1.10 per share expired during the three months ended November 30, 2019.

From September 17, 2019 to October 29, 2019, the Company issued warrants exercisable for 4,367,635 common shares at exercise prices ranging from $0.17 to $0.26 per share, to convertible debt note holders in terms of subscription unit agreements entered into with the convertible note holders (Note 13(g) to 13 (l)). The fair value of the warrants granted was estimated using the relative fair value method at between $0.05 to $0.09 per warrant.

On September 19, 2019, the Company issued warrants exercisable for 1,111,111 common shares in terms of a debt settlement agreement entered into with Calvary fund LP. (Note 13(b)). The warrants are exercisable at $0.23 per share. The fair value of the warrants granted was estimated using the relative fair value method at $0.07 per share.

On September 30, 2019, the Company issued warrants exercisable over 2,777,777 common shares in terms of a subscription agreement entered into with an investor. The warrants are exercisable at $0.23 per share. The fair value of the warrants granted was estimated using the relative fair value method at $0.06 per share.

The share purchase warrants issued, during the three months ended November 30, 2019, were valued at $559,977 using the relative fair value method. The fair value of share purchase warrants were estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

	Three months ended November 30, 2019
Share price	CAD$	0.28
Exercise price	CAD	0.28
Expected share price volatility		110%
Risk-free interest rate		1.24%
Expected term		2.18

19.	DILUTED LOSS PER SHARE

The Company’s potentially dilutive instruments are convertible debentures and stock options and share purchase warrants. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the three months ended November 30, 2019, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the results of the computation was anti-dilutive:

	Three months ended November 30, 2019	Three months ended November 30, 2018

Share purchase options	9,808,333	9,858,333
Share purchase warrants	45,347,469	14,144,654
Convertible securities	16,909,330	3,868,752
	72,065,132	27,871,739

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

20.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Transactions with directors and officers

During the three months ended November 30, 2019 and 2018, no common shares were granted as compensation to key management and directors of the Company.

On September 19, 2019, the Chairman of the board subscribed for 696,153 common shares for gross proceeds of $90,500.

On October 31, 2019, a director advanced the Company $50,000 as a short-term advance. The advance is interest free and is expected to be paid within three months.

(b)	Due to/from director and officers

On November 30, 2019, and August 31, 2019, the Company owed the chairman of the board $84,505 and $0,respectively, for short term funds advanced to the company.

On November 30, 2019, the Company owed a director $100,000 for short term advances made to the Company. These advances are interest free and have no fixed repayment terms.

As of November 30, 2019, and August 31, 2019, the chairman of the board owed the Company $0.

At November 30, 2019, $651,957 was due to members of key management and directors for unpaid salaries, expenses and directors’ fees (August 31, 2019 – $748,682).

21.	INVESTMENTS

On November 1, 2017, the Company entered into an agreement with First Bitcoin Capital Corp. (“FBCC”), a global developer of blockchain-based applications, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry to be marketed to oil and gas producers and operators. On January 8, 2018, the Company paid the first instalment of $100,000 which had been applied to operating costs incurred by Petrobloq, LLC related to an office lease beginning March 1, 2018 and research costs related to payments to the development team consisting of four employees. During the year ended August 31, 2019, the Company incurred a further $152,500 in costs related to the agreement and on September 6, 2019, the Company issued 250,000 common shares, valued at $75,000 to FBCC as a final settlement of the agreement.

22.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Three months ended November 30, 2019	Three months ended November 30, 2018

Interest expense on borrowings	$143,308	$45,087
Amortization of debt discount	353,095	415,697
Other	12,891	16,790
	$509,294	$477,574

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

23.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net, consists of the following:

	Three months ended November 30, 2019	Three months ended November 30, 2018

(Gain) loss on settlement of liabilities	$(394,409)	$492,469
Loss on settlement of convertible debt	-	79,410
Interest income	(22,271)	(26,259)
	$(416,680)	$545,620

24.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the three months ended November 30, 2019 and 2018, oil extraction and processing operations and mining operations.

The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the three months ended November 30, 2019 and 2018.

Other information about reportable segments are:

	November 30, 2019
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$1,893	$-	$1,893
Reportable segment assets	40,918	34,794	75,712
Reportable segment liabilities	$13,113	$3,970	$17,083

	November 30, 2018
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$4,755	$-	$4,755
Reportable segment assets	34,105	9,012	43,117
Reportable segment liabilities	$9,011	$169	$9,180

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

24.	SEGMENT INFORMATION (continued)

	November 30, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$101	$-	$101
Other production and maintenance costs	678	-	678
Advance royalty payments	-	92	92
Gross Loss	(577)	(92)	(669)
Expenses
Depreciation, depletion and amortization	74	-	74
Selling, general and administrative expenses	2,379	3	2,382
Investor relations	24	-	24
Professional fees	1,026	1	1,027
Salaries and wages	200	-	200
Share-based compensation	178	-	178
Travel and promotional expenses	571	-	571
Other	380	2	382

Financing costs, net	509	-	509
Other income	(416)	-	(416)
Gain on settlement of liabilities	(394)	-	(394)
Interest income	(22)	-	(22)
Derivative liability movements	(35)	-	(35)
Net loss	$3,088	$95	$3,183

	November 30, 2018
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$-	$-	$-
Advance royalty payments	-	34	34
Gross Loss	-	(34)	(34)
Expenses
Depreciation, depletion and amortization	16	-	16
Selling, general and administrative expenses	3,804	1	3,805
Professional fees	2,191	-	2,191
Research and development expenses	112	-	112
Salaries and wages	237	-	237
Share-based compensation	229	-	229
Travel and promotional expenses	844	-	844
Other	191	1	192

Financing costs, net	478	-	478
Other expense (income)	546	-	546
Loss on settlement of liabilities	493	-	493
Loss on settlement of convertible debt	79		79
Interest income	(26)	-	(26)
Equity loss from investment of Accord GR Energy, net of tax	50	-	50
Net loss	$4,894	$35	$4,929

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

25.	COMMITMENTS

The Company has entered into an office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

Amount
2020	$44,469
2021	61,071
2022	62,903
2023	64,790
2024	66,734
299,967

For the three months ended November 30, 2019, the Company made $31,333 (2018 - $2,298) in office lease payments.

26.	MANAGEMENT OF CAPITAL

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

27.	MANAGEMENT OF FINANCIAL RISKS

The risks to which the Company’s financial instruments are exposed to are:

(a)	Credit risk

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

Accounts receivable, collections and payments from customers are monitored based upon historical experience with customers, current market and industry conditions and specific customer collection issues.

At November 30, 2019 and August 31, 2019, the Company had $32,713 and $0 in trade receivables, respectively and $1,335,665 and $845,743 in notes receivable, respectively. The Company considers it maximum exposure to credit risk to be its trade and other receivables and notes receivable. The Company expects to collect these amounts in full and has not provided an expected credit loss allowance against these amounts.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

27.	MANAGEMENT OF FINANCIAL RISKS (continued)

(b)	Interest rate risk

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

At November 30, 2019

		Contractual cash flows
	Carrying		1 year		More than
(in ’000s of dollars)	amount	Total	or less	2 - 5 years	5 years
Accounts payable	$3,334	$3,334	$3,334	$-	$-
Accrued liabilities	2,242	2,242	2,242	-	-
Convertible debenture	6,942	8,561	7,795	766	-
Long-term debt	1,032	1,150	963	187	-
	$13,550	$15,287	$14,334	$953	$-

28.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE

The Company’s primary listing is on the TSX Venture Exchange (“TSXV”). The consolidated financial statements filed on that exchange are now filed in terms of US GAAP. Previously the consolidated financial statements were filed in terms of International Financial Reporting Standards (“IFRS”) (Note 1).

The Company’s comparative consolidated financial statements were prepared using US GAAP, therefore a reconciliation of the comparative IFRS and US GAAP presentation was performed for the comparative period.

The main differences between IFRS and US GAAP are as follows:

For the three months ended	November 30, 2018

Net loss and comprehensive loss in accordance with IFRS	$6,272,456

Capital raising fee	(1,018,085)
Share-based compensation	(325,265)

Net loss and comprehensive loss in accordance with US GAAP	$4,929,106

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

28.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

November 30, 2018

Total shareholders’ equity in accordance with IFRS	$33,936,971

Components of share capital in accordance with IFRS
Share capital	81,495,274
Share option reserve	13,377,325
Share warrant reserve	4,783,244
99,655,843
Adjustment for:
Share-based compensation	(325,265)
Share capital in accordance with US GAAP	99,330,578

Shares to be issued in accordance with IFRS and US GAAP	2,522,106

Deficit in accordance with IFRS	(68,240,978)
Adjustment for:
Capital raising fee adjustment	1,018,085
Share-based compensation	325,265
Deficit in accordance with US GAAP	(66,897,628)

Shareholders equity in accordance with US GAAP	$34,955,056

Share-based compensation

The Company granted certain directors, officers and consultants of the Company stock options with vesting terms attached thereto, 25% vested immediately and a further 25% per annum, will vest on the grant date of the stock options. These stock options were valued using a Black Scholes valuation.

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

This gave rise to a reduction in expense of $325,265 for the three months ended November 30, 2018.

Capital raising fees

the company incurred certain shared based compensation on convertible debt and certain letter of credit funding arrangements. The share-based compensation was initially expensed immediately under IFRS. In terms of US GAAP, the capital raising fee is directly attributable to the debt and is recorded as a discount against the debt and amortized over the life of the debt. The capital raising fee of $1,276,980 less the amortization of the debt discount of $258,895 reduced the loss for the three months ended November 30, 2018 by $1,018,085.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

29.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

(a)	Debt settlements

On December 6, 2019, the Company issued 4,308,000 common shares in terms of debt settlement agreements entered into with three service providers to settle debts amounting to $1,065,500 of debt related to board advisory fees and engineering fees related to the construction and completion of the oil processing facility in Utah.

(b)	Financing Activity

On December 17, 2019, the Company issued a convertible promissory note of $81,000, including an original issue discount of $8,000, for net proceeds of $70,000 after certain legal expenses. The note bears interest at 12% per annum and matures on December 17, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

On December 4, 2019, the Company concluded its second closing of gross proceeds of $360,000 under the convertible note term sheet as disclosed under 13(l) above, issuing a convertible note of $432,000. Warrants exercisable for 2,117,520 common shares and placement agent warrants exercisable for 169,200 common shares were issued on December 4, 2019.

On December 13, 2019, the Company concluded its third closing of gross proceeds of $132,500 under the convertible note term sheet as disclosed under 13(l) above, issuing a convertible note of $159,000. Warrants exercisable for approximately 779,412 common shares and placement agent warrants exercisable for approximately 62,275 common shares will be issued once approval has been obtained from the Toronto Ventures Exchange.

On December 20, 2019, the Company concluded its fourth closing of gross proceeds of $205,000 under the convertible note term sheet as disclosed under 13(l) above, issuing a convertible note of $246,000. Warrants exercisable for approximately 1,205,882 common shares and placement agent warrants exercisable for approximately 96,350 common shares will be issued once approval has been obtained from the Toronto Ventures Exchange.

On December 6, 2019, the Company issued a convertible promissory note of $150,000, including an original issue discount of $22,500 for net proceeds of $123,750 after certain legal expenses. The note bears interest at 8% per annum and matures on August 21, 2020. The note may be prepaid subject to certain prepayment penalties with a maximum of 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 70% of the two lowest traded prices or the lowest trading bid prices during the previous fifteen prior trading days.

On January 16, 2020, the Company issued a convertible debenture of $55,000 and a one year warrant, expiring on January 16, 2021, exercisable for 357,142 common shares at an exercise price of $0.14 per share, for gross proceeds of $50,000 after an OID of $5,000. The convertible debenture bears interest at 10.0% per annum and matures on January 16, 2021. The convertible debenture may be converted into 357,142 common shares of the Company at a conversion price of $0.14 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2019 and 2018

Expressed in US dollars

30.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended November 30, 2019	Three months ended November 30, 2018

Advanced royalty payments	$60	$100
Deposits paid on mineral rights	560	-
Construction of oil extraction plant	1,893	4,755
	$2,513	$4,855

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended November 30, 2019	Three months ended November 30, 2018

Advanced royalty payments applied or expired	$92	$34
Production and maintenance costs	643	-
	$735	$34

Proven reserves

The Company does not have any proven hydrocarbon reserves as of November 30, 2019 and August 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Form 10-K filed with the Securities and Exchange Commission on December 16, 2019. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and financial condition

Overview

Since our corporate reorganization and agreement to dispose of our interest in MCW Fuels, Inc., which was effective May 13, 2015 and for which regulatory approval was received on June 19, 2015, we have had one wholly owned subsidiary, Petroteq Energy CA, LLC. (“PCA”), which has three wholly owned active subsidiary companies, Petroteq Oil Sands Recovery, LLC. (“POSR”), TMC Capital LLC (“TMC”) and Petrobloq LLC (“Petrobloq”). We are now primarily focused on developing our oil sands extraction and processing business and related mining interests.

Through our wholly owned subsidiary PCA, and its two subsidiaries POSR and TMC, we are in the business of oil sands mining operations on the TMC Mineral Lease, where we process mined oil sands ores and sediments using our proprietary extraction technology (“the Extraction Technology”) to produce finished crude oil and hydrocarbon products. Our primary extraction and processing operations are conducted at our Asphalt Ridge processing facility located on the TMC Mineral Lease in Uintah County, Utah, which is owned/operated by POSR. Our Asphalt Ridge processing facility uses the Extraction Technology in the extraction, production and upgrade of oil extracted from oil sands and was recently relocated to the TMC Mineral Lease (near our Asphalt Ridge Mine) to improve logistical and processing efficiencies in the oil sands recovery process. After relocating our processing facility from the site of its initial operation in 2015 as a pilot plant, we restarted our oil sands mining and processing operations at the end of May 2018 and completed our expansion project to increase production to at least 1,000 barrels of oil per day during the last quarter of fiscal 2019. We commenced commercial production in the first quarter of fiscal 2020 (the quarter ending November 30, 2019) and expect to generate revenue from the sale of hydrocarbon products produced during the second quarter of fiscal 2020. However, until we are at full production, our revenue will be limited. In addition, once our Asphalt Ridge processing facility is operating at or near capacity, we anticipate that we will need to hire additional personnel at various levels. We expect that we will require additional capital to continue our operations and planned growth. There can be no assurance that funding will be available if needed or that the terms will be acceptable.

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

Our primary mineral lease, the TMC Mineral Lease, is held by TMC and covers approximately 1,229.82 acres of land in the Asphalt Ridge area of eastern Utah. In June 2018, we finalized the acquisition at auction of a 100% interest in the SITLA Leases, consisting of two oil sands mineral leases issued to POSR by the State of Utah’s School and Institutional Trust Land Administration (SITLA), encompassing a total of 1,311.94 acres of land that largely adjoin our TMC Mineral Lease in the Asphalt Ridge area. In April 2019 TMC acquired a 50% interest in the operating rights under five federal U.S. Department of Interior’s Bureau of Land Management (“BLM”) onshore mineral leases encompassing a total of 5,960 acres (2,980 net acres) located in eastern and southeastern Utah.

On July 22, 2019, we acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the BLM covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $13,000,000 was settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, and a cash consideration of $1,000,000, which has not been paid to date.

Between March 14, 2019 and November 30, 2019, we made cash deposits of $1,857,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by the $1,857,000 cash deposit, with the balance of $1,143,000 still outstanding.

Results of Operations for the three months ended November 30, 2019 and the three months ended November 30, 2018

Net Revenue, Cost of Sales and Gross Loss

The Company is fine tuning its processes to ensure continuous production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the quarter ended November 30, 2019 of $100,532 represents the sale of hydrocarbon products to refineries of $41,810 and sales of asphalt to the State of Utah amounting to $58,722. Prior to August 31, 2019, we had only sold test production to determine the quality of our processed product. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019) and expect to increase our revenue from the sale of hydrocarbon products during the second quarter of 2020.

The cost of sales during the three months ended November 30, 2019 and 2018 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure. During the current period, production related costs have been expensed as the plant expansion has been completed and we expect to generate commercial production in the second fiscal quarter.

Expenses

Expenses were $2,513,469 and $4,845,356 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $1,781,435 or 28.4%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $74,320 and $16,173 for the three months ended November 30, 2019 and 2018, respectively, an increase of $58,147 or 359.3%. The increase is primarily due to the accelerated amortization of leasehold improvements which were incurred at premises previously occupied by the Company, prior to relocating to the current corporate office in Sherman Oaks, California. The Company had ceased depletion, depreciation and amortization on production related assets and reserves until such time as the plant recommences full commercial operations, which is expected to occur during the second quarter of fiscal 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses was $2,382,082 and $3,805,989 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $1,423,907 or 37.4%. Included in selling, general and administrative expenses are the following major expenses:

a.

Professional fees was $1,026,765 and $2,190,518 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $1,163,753. The decrease is primarily related to legal fees incurred in the prior fiscal period of $681,365 compared to $215,520 in the current fiscal period, a decrease of $465,845 related to the various fund raising initiatives undertaken by the Company in the prior fiscal period. Other professional fees was $1,509,135 in the prior fiscal period and $811,245 in the current fiscal period, a decrease of $697,890, the decrease is due to lower consulting expenses incurred on strategy and marketing efforts as we focused all of our attention on increasing our production capacity and readying the plant for commercial production.

b.	Travel and promotional fees was $571,492 and $844,968 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $273,476, the decrease is due to a reduction in investor relations and public relations expenses of $323,584 as we incurred expenditure to promote the technology to potential investors, offset by an increase in marketing expenditure of $180,721 primarily spent on social media campaigns. In addition, travel related expenditure decreased by approximately $70,000 over the prior fiscal period due to our management concentrating resources on completion of the plant for commercial production during the current fiscal period.

c.

Research and development expenses was $0 and $112,625 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $112,625. In the prior fiscal period $112,625 was spent on the Petrobloq blockchain project. During the current fiscal period, all resources were focused on achieving commercial production in our hydrocarbon extraction business segment.

d.

General and administrative expenses was $382,216 and $192,206 for the three months ended November 30, 2019 and 2018, respectively, an increase of $190,010. The overall increase is due to the increase in activity during the current fiscal period as we prepare for commercial production.

Financing costs

Financing costs was $509,294 and $477,574 for the three months ended November 30, 2019 and 2018, respectively, an increase of $31,720. Financing costs includes; (i) interest expense of $143,308 and $45,087 for the three months ended November 30, 2019 and 2018, respectively, an increase of $98,221, is attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $353,098 and $415,697 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $62,599, primarily due to the significant debt discount incurred in the prior fiscal period on the Bay Private Equity debt placements and the subsequent amortization thereof; and (iii) other finance related expense of $12,891 and $16,790 for the three months ended November 30, 2019 and 2018, respectively.

Other (income) expense, net

Other income was $(416,680) and other expense was $545,620 for the three months ended November 30, 2019 and 2018, respectively, an increase of $962,300. In the current fiscal period we realized a gain on the settlement of liabilities and on amendment to convertible debt outstanding balances of $416,680. In the prior fiscal period we realized losses on the settlement of liabilities and convertible debt of $188,383 and a further loss of $383,496 on warrants issued to certain shareholders.

Mark to market of derivative liability

The mark to market of the derivative liability was $35,547 and $0 for the three months ended November 30, 2019 and 2018, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of November 30, 2019, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Net loss before income tax and equity loss

Net loss before income tax and equity loss was $3,182,671 and $4,879,106 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $1,696,435 or 34.8%. The decrease is primarily due to the reduction in expenses, offset by the increase in production and maintenance costs, as discussed above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax was $0 and $50,000 for the three months ended November 30, 2019 and 2018, respectively. We provided a 100% of the carrying amount of our investment on August 31, 2019 due to the lack of activity and adequate investment in this venture. The prior year charge represented an estimate of our share of the ongoing operating losses for the three months ended November 30, 2018.

Net loss and comprehensive loss

Net loss and comprehensive loss was $3,182,671 and $4,929,106 for the three months ended November 30, 2019 and 2018, respectively, a decrease of $1,746,435 or 35.4% as discussed above.

Liquidity and Capital Resources

As at November 30 2019, we had cash of approximately $31,807. We also had a working capital deficiency of approximately $10,598,709, due primarily to accounts payable, short term debt, convertible debentures and accrued interest thereon which remain outstanding as of November 30, 2019. During the three months ended November 30, 2019, we raised $2,494,744 in private placements, and a further $950,225 in convertible debt, which was offset by the repayment of convertible debt in the aggregate amount of $75,000. These funds were primarily used on to fund the expansion of the plant, the acquisition of mineral rights, the investment in notes receivable and for working capital purposes.

Subsequent to November 30, 2019, we raised a further $941,250 in the form of various convertible debt and promissory note agreementsto fund our operations and for working capital purposes.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy and do not have sufficient cash on hand to implement our business strategy. Our financial statements have been prepared assuming we are a going concern. To date, we have generated minimal revenue from operations and have financed our operations primarily through sales of our securities, and we expect to continue to seek to obtain our required capital in a similar manner. During the quarter ended November 30, 2019, our primary sources of funding were from our sales of convertible notes through which we received gross proceeds of approximately $3.4 million. There can be no assurance that we will be able to generate sufficient revenue to cover our operating costs and general and administrative expense or continue to raise funds through the sale of debt. If we raise funds by securities convertible into common shares, the ownership interest of our existing shareholders will be diluted.

Capital Expenditures

We continue to incur capital expenditure on the oil extraction plant as we refine our processes and improve on our efficiencies. These expenses are at times unpredictable but we do not anticipate spending more than $2,000,000 on the existing plant.

We also intend to construct two new oil extraction facilities and expand the existing facility. Each facility is estimated to cost $10,000,000.

Other Commitments

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at May 31, 2019, include:

Contractual Obligations	Total ($ millions)	Up to 1 Year ($ millions)	2 – 5 Years ($ millions)	After 5 Years ($ millions)
Convertible Debt[1]	8.56	7.80	0.76	-
Debt[2]	1.15	0.96	0.19	-
Total Contractual Obligations	9.71	8.76	0.95	-

[1]	Amount includes estimated interest payments. The recorded amount as at November 30, 2019 was approximately $7.08 million.

[2]	Amount includes estimated interest payments. The recorded amount as at November 30, 2019 was approximately $1.03 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2019. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report Form 10-K as filed with the SEC on December 16, 2019.

We have suffered operating losses since inception and we may not be able to achieve profitability.

At November 30, 2019, August 31, 2019 and August 31, 2018, we had an accumulated deficit of ($81,467,953), ($78,285,282), and ($62,497,396), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($3,147,671) for the three months ended November 30, 2019 and ($15,787,886) and ($15,641,029), as of the years ended August 31, 2019 and August 31, 2018, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

As of November 30, 2019, we had issued and outstanding notes in the principal amount of $1,032,433 and convertible notes in the principal amount of $7,879,750 to certain private investors which mature between January 15 2020 and November 21, 2021, and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

There is substantial doubt about our ability to continue as a going concern.

At November 30,2019, we had not yet achieved profitable operations, had accumulated losses of ($81,467,953) since our inception and a working capital deficit of ($10,598,709), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2019 and 2018 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We currently have share purchase warrants to purchase 47,991,331 common shares outstanding at exercise prices ranging from US$0.14 to US$3.56 (CDN$4.725) and options to purchase 9,808,333 common shares with a weighted average exercise price of CDN $1.20 and notes convertible into 16,909,330 common shares based on conversion prices ranging from $0.14 to $1.00 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of August 31, 2019, we had accumulated net operating losses (NOLs), of approximately CDN $79.0 million. Varying jurisdictional tax codes have restrictions on the use of NOLs, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership. Based upon an analysis of our equity ownership, we do not believe that we have experienced such ownership changes and therefore our annual utilization of our NOLs is not limited. However, should we experience additional ownership changes, our NOL carry forwards may be limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 26, 2019, we issued to a private investor convertible promissory notes in the principal amount of $318,000 together with a warrant to purchase 1,558,730 common shares at an exercise price of $0.17 per share. The note bears interest at 10% per annum and mature four years from the date of closing. In connection with the offering, we issued the placement agent warrants to purchase 124,500 common shares. The outstanding principal amount of the note is secured by a line on bitumen reserves at the Asphalt Ridge.

All sales to U.S. persons in each of the transactions set forth above were issued relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The recipients of the securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the share certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

None

Item 5. Other Information.

On December 4, 2019, we concluded a second closing of gross proceeds of $360,000 issuing a convertible note of $432,000 to a U.S. private investor. The convertible note bears interest at 10% per annum, the gross proceeds of $360,000 is convertible into 2,117,647 common shares at a conversion price of $0.17 per share and expires 4 years after the date of issue. Warrants exercisable for 2,117,647 common shares and placement agent warrants exercisable over 169,200 common shares at an exercise price of $0.17 were issued.

On December 6, 2019, we issued to a U.S. private investor convertible promissory notes in the principal amount of $150,000. The note bears interest at 8% per annum and matures December 17, 2020. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

On December 6, 2019, we issued 4,308,000 common shares to two U.S. investors and one foreign investor in settlement of debt in the amount of $1,065,500 related to board advisory fees and engineering fees.

On December 13, 2019, we concluded our third closing of gross proceeds of $132,500 issuing a convertible note of $159,000 to a U.S. private investor. The convertible note bears interest at 10% per annum, the gross proceeds of $132,500 is convertible into approximately 779,412 common shares at a conversion price of $0.17 per share and expires 4 years after the date of issue. Warrants exercisable for approximately 779,412 common shares and placement agent warrants exercisable over approximately 62,275 common shares will be issued once approval has been obtained from the TSX Venture Exchange.

On December 17, 2019, we issued to a U.S. private investor a convertible promissory note of $81,000, including an original issue discount of $8,000 for net proceeds of $70,000 after certain legal expenses. The note bears interest at 12% per annum and matures on December 17, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

On December 20, 2019, we concluded our fourth closing of gross proceeds of $205,000 issuing a convertible note of $246,000 to a U.S. private investor. The convertible note bears interest at 10% per annum, the gross proceeds of $205,000 is convertible into approximately 1,205,882 common shares at a conversion price of $0.17 per share and expires 4 years after the date of issue. Warrants exercisable for 1,205,882 common shares and placement agent warrants exercisable over 96,350 common shares will be issued once approval has been obtained from the TSX Venture Exchange.

On December 6, 2019, the Company issued to a U.S. private investor a convertible promissory note of $150,000, including an original issue discount of $22,500 for net proceeds of $123,750 after certain legal expenses. The note bears interest at 8% per annum and matures on December 17, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

On January 16, 2020, the Company issued to a U.S. private investor, a convertible debenture of $55,000 and a one year warrant, expiring on January 16, 2021, exercisable for 357,142 common shares at an exercise price of $0.14 per share, for gross proceeds of $50,000 after an OID of $5,000. The convertible debenture bears interest at 10.0% per annum and matures on January 16, 2021. The convertible debenture may be converted into 357,142 common shares of the Company at a conversion price of $0.14 per share.

All sales to U.S. persons in each of the transactions set forth above were issued relying on Section 4(a)(2) of the  Securities Act and/or Rule 506 promulgated thereunder. The recipients of the securities in each of these transactions relying on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the share certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

Date: January 21, 2020