Form 10-Q
period 2020-02-29
PETROTEQ ENERGY INC.
filed 2020-06-03
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

(866) 571-9613

Registrant's Telephone Number, Including Area Code

_______________________________________________________________________
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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of May 29, 2020 was  203,036,092.

PETROTEQ ENERGY INC.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as "may," "will," "should," "expects," "plans," "anticipates," "intends," "targets," "projects," "contemplates," "believes," "seeks," "goals," "estimates," "predicts," "potential" and "continue" or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, "Petroteq Energy Inc" ("PQE")," Petroteq, the "Company," "we," "us" and "our" refer to Petroteq Energy Inc. and if the context requires, its consolidated subsidiaries.

EXPLANATORY NOTE

On April 14, 2020 (the "Original Due Date"), Petroteq Energy Inc. (the "Company") filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q (the "Quarterly Report"), in reliance on the Order of the Securities and Exchange Commission (the "SEC"), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465)

The COVID-19 pandemic has required the Company's management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company's operations to address changes in the oil and gas industry. This has, in turn, impacted the Company's ability to complete and file this Quarterly Report by the Original Due Date.

PETROTEQ ENERGY INC.

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

February 29, 2020

Condensed Consolidated Balance Sheets as of February 29,2020 (unaudited) and August 31, 2019	F-2
Condensed Consolidated Statements of Loss and Comprehensive Loss for the three months and six months ended February 29, 2020 and February 28, 2019 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders' Equity for the six months ended February 29, 2020 and February 28, 2019 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2020 and February 28, 2019, (unaudited)	F-5
Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 - F-41

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in US dollars

	Notes	February 29, 2020	August 31, 2019
		(Unaudited)
ASSETS
Current assets
Cash		$21,403	$50,719
Trade and other receivables	4	16,830	144,013
Current portion of advanced royalty payments	7	432,500	446,362
Ore inventory	6	141,792	176,792
Other inventory		39,085	39,038
Current portion of notes receivable	5	87,233	85,359
Prepaid expenses and other current assets	1	2,102,120	1,499,120
Total Current Assets		2,840,963	2,441,403

Non-Current assets
Advanced royalty payments	7	331,667	421,667
Notes receivable	5	637,437	760,384
Mineral leases	8	34,911,143	34,911,143
Investments	21	75,000	-
Property, plant and equipment	9	35,644,292	33,613,650
Intangible assets	10	707,671	707,671
Total Non-Current Assets		72,307,210	70,414,515
Total Assets		$75,148,173	$72,855,918

LIABILITIES
Current liabilities
Accounts payable	11	$2,484,327	$2,081,756
Accrued expenses	11	2,508,589	2,048,399
Ore Sale advances		283,976	283,976
Promissory notes		166,868	-
Current portion of long-term debt	12	1,019,915	1,057,163
Current portion of convertible debentures	13	7,140,924	6,188,872
Derivative liability	14	1,018,738	-
Related party payables	20(b)	299,622	50,000
Total Current Liabilities		14,922,959	11,710,166

Non-Current liabilities
Long-term debt	12	129,654	215,695
Convertible debentures	13	613,050	140,597
Reclamation and restoration provision	15	2,970,497	2,970,497
Total Non-Current Liabilities		3,713,201	3,326,789
Total Liabilities		18,636,160	15,036,955

Commitments and contingencies	24
SHAREHOLDERS' EQUITY
Share capital	16,17,18	141,036,814	135,472,795
Subscription receipts		155,390	631,450
Deficit		(84,680,191)	(78,285,282)
Total Shareholders' Equity		56,512,013	57,818,963
Total Liabilities and Shareholders' Equity		$75,148,173	$72,855,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

Expressed in US dollars

	Notes	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	Six months ended February 28, 2019
Revenues from hydrocarbon sales		$68,509	$21,248	$169,041	$21,248

Production and maintenance costs		728,309	-	1,405,772	-
Advance royalty payments	7	111,591	137,995	203,862	171,745
Gross Loss		(771,391)	(116,747)	(1,440,593)	(150,497)
Operating Expenses
Depreciation, depletion and amortization	9	11,522	16,343	85,842	32,516
Selling, general and administrative expenses		1,545,023	2,305,020	3,927,105	6,111,009
Financing costs, net		479,548	1,162,769	988,842	1,640,343
Derivative liability movements		695,432	-	659,885	-
Total expenses, net		2,731,525	3,484,132	5,661,674	7,783,868

Net loss from operations		3,502,916	3,600,879	7,102,267	7,934,365
(Gain) loss on settlement of liabilities		(265,360)	(14,482)	(427,907)	477,987
Loss (gain) on settlement of convertible debt		-	20,137	(231,862)	99,547
Interest income		(25,318)	(32,664)	(47,589)	(58,923)
Net loss before income tax and equity loss		3,212,238	3,573,870	6,394,909	8,452,976
Income tax expense		-	-	-	-
Equity loss from investment of Accord GR Energy, net of tax		-	50,000	-	100,000
Net loss and comprehensive loss		$3,212,238	$3,623,870	$6,394,909	$8,552,976
Weighted Average Number of Shares Outstanding – Basic and Diluted	19	202,239,760	93,363,698	197,106,454	92,527,789
Basic and Diluted Loss per Share		$0.02	$0.04	$0.03	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three and six months ended February 29, 2020 and February 28, 2019

(Unaudited)

Expressed in US dollars

		Number of Shares	Share	Subscription		Shareholders'
	Notes	Outstanding	Capital	Receipts	Deficit	Equity
Balance at August 31, 2019		176,241,746	$135,472,795	$631,450	$(78,285,282)	$57,818,963
Settlement of acquisition obligation	21	250,000	75,000	-	-	75,000
Settlement of debentures	13(b)	1,111,111	200,000	-	-	200,000
Settlement of liabilities		3,243,666	705,687	-	-	705,687
Common shares subscriptions	16,18	17,002,446	2,753,874	(259,130)	-	2,494,744
Share-based payments	16(d)	90,000	28,500	-	-	28,500
Share-based compensation	17	-	178,157	-	-	178,157
Fair value of convertible debt warrants issued	18	-	310,422	-	-	310,422
Net loss		-	-	-	(3,182,671)	(3,182,671)
Balance at November 30, 2019		197,938,969	139,724,435	372,320	(81,467,953)	58,628,802
Settlement of liabilities		4,997,123	891,489	-	-	891,489
Reallocation of subscription receipts		-	-	(216,930)	-	(216,930)
Share based payments	16(d)	50,000	6,943	-	-	6,943
Share based compensation	17	-	229,059	-	-	229,059
Fair value of convertible debt warrants issued	18	-	184,888	-	-	184,888
Net loss		-	-	-	(3,212,238)	(3,212,238)
Balance at February 29, 2020		202,986,092	$141,036,814	$155,390	$(84,680,191)	$56,512,013

		Number of Shares	Share	Subscription		Shareholders'
	Notes	Outstanding	Capital	Receipts	Deficit	Equity
Balance at August 31, 2018		85,163,631	$93,901,521	$996,401	$(61,968,522)	$32,929,400
Settlement of debentures		316,223	334,487	-	-	334,487
Settlement of liabilities		681,151	654,167	-	-	654,167
Common shares subscriptions		2,388,244	1,985,605	1,525,705	-	3,511,310
Share-based payments		1,300,000	1,327,915	-	-	1,327,915
Share-based compensation		-	229,060	-	-	229,060
Fair value of debt settlement warrants		-	383,496	-	-	383,496
Fair value of convertible debt warrants issued		-	514,327	-	-	514,327
Net loss		-	-	-	(4,929,106)	(4,929,106)
Balance at November 30, 2018		89,849,249	99,330,578	2,522,106	(66,897,628)	34,955,056
Settlement of debentures		145,788	90,117	-	-	90,117
Settlement of liabilities		1,688,477	789,501	-	-	789,501
Common shares subscriptions		14,476,335	6,050,299	(1,470,156)	-	4,580,143
Share-based payments		25,000	10,263	-	-	10,263
Share-based compensation		-	381,766	-	-	381,766
Fair value of convertible debt warrants issued		-	664,246	-	-	664,246
Net loss		-	-	-	(3,623,870)	(3,632,870)
Balance at February 28, 2019		106,184,849	$107,845,644	$1,051,950	$(71,050,372)	$37,847,222

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Expressed in US dollars

	Six months ended February 29, 2020	Six months ended February 28, 2019
	(Unaudited)	(Unaudited)
Cash flow used for operating activities:
Net loss	$(6,394,909)	$(8,552,976)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	85,842	32,516
Amortization of debt discount	672,372	1,470,406
Loss on conversion of debt	-	99,548
(Gain) loss on settlement of liabilities	(659,769)	18,136
Share-based compensation	35,443	61,198
Shares issued for services	407,216	610,826
Liabilities settled by issuance of share purchase warrants	-	383,496
Mark to market of derivative liabilities	659,885	-
Equity loss from investment in Accord GR Energy	-	100,000
Other	153,182	54,352
Changes in operating assets and liabilities:
Accounts payable	2,427,654	2,138,284
Accounts receivable	127,183	235,000
Accrued expenses	34,953	(147,758)
Prepaid expenses and deposits	503,267	(493,972)
Inventory	7,000	181,254
Net cash used in operating activities	(1,940,681)	(3,809,690)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(2,116,484)	(7,203,834)
Mineral rights deposits paid	(610,000)	(1,800,000)
Investment in notes receivable	(697,585)	(2,492,000)
Proceeds from notes receivable	1,039,573	333,877
Advance royalty payments	(100,000)	(200,000)
Net cash used in investing activities	(2,484,496)	(11,361,957)

Cash flows from financing activities:
Advances from related parties	249,621	-
Repayments to related parties	-	(126,953)
Proceeds on private equity placements	2,277,814	8,091,453
Proceeds from promissory notes	181,689	-
Payments of long-term debt	(103,203)	(452,183)
Proceeds from long-term debt	-	517,000
Proceeds from convertible debt	1,894,938	5,618,750
Repayments of convertible debt	(105,000)	(400,000)
Net cash from financing activities	4,395,859	13,248,097

Decrease in cash	(29,316)	(1,923,550)
Cash, beginning of the period	50,719	2,640,001
Cash, end of the period	$21,403	$716,451

Supplemental disclosure of cash flow information
Cash paid for interest	$43,482	$53,030
Shares issued to settle liabilities	$1,597,176	$1,868,272
Shares issued on conversion of convertible debt	$200,000	$-
Shares issued to settle acquisition obligation	$75,000	$-
Value of shares issued for convertible debt funding	$495,310	$1,276,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

1.	GENERAL INFORMATION

Petroteq Energy Inc. (the "Company") is an Ontario, Canada corporation which conducts oil sands mining and oil extraction operations in the USA. It operates through its indirectly wholly owned subsidiary company, Petroteq Oil Sands Recovery, LLC ("POSR"), which is engaged in mining and oil extraction from tar sands.

The Company's registered office is located at Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario, M5X 1E2, Canada and its principal operating office is located at 15315 W. Magnolia Blvd, Suite 120, Sherman Oaks, California 91403, USA.

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

On January 18, 2019, the Company paid $10,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior's Bureau of Land Management ("BLM") covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by the payment of $1,800,000 and by the issuance of 15,000,000 shares at an issue price of $0.60 per share.

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

Between March 14, 2019 and February 29, 2020, the Company made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting policies ("US GAAP") and have been prepared on a historical cost basis except for certain financial assets and financial liabilities which are measured at fair value. The Company's reporting currency and the functional currency of all of its operations is the U.S. dollar, as it is the principal currency of the primary economic environment in which the Company operates.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the six months ended February 29, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of Petroteq for the year ended August 31, 2019, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the "SEC") on December 16, 2019.

All amounts referred to in the notes to the unaudited condensed consolidated financial statements are in United States Dollars ($) unless stated otherwise.

The Company is an "SEC Issuer" as defined under National Instrument 52-107 "Accounting Principles and Audit Standards" as adopted by the Canadian Securities Administrators and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 "Continuous Disclosure Obligations" ("NI 51-102CP") which permits the Company to prepare its financial statements in accordance with U.S. GAAP for Canadian securities law reporting purposes.

The unaudited condensed consolidated financial statements were authorized for issue by the Board of Directors on June 3, 2020.

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

The results and assets and liabilities of associates are incorporated in the consolidated financial statements using the equity method of accounting. Under the equity method, investment in associate is carried in the consolidated statement of financial position at cost as adjusted for changes in the Company's share of the net assets of the associate, less any impairment in the value of the investment. Losses of an associate in excess of the Company's interest in that associate are not recognized. Additional losses are provided for, and a liability is recognized, only to the extent that the Company has incurred legal or constructive obligations or made payment on behalf of the associate.

The Company had accounted for its investment in Accord GR Energy, Inc. ("Accord") on the equity basis since March 1, 2017. The Company had previously owned a controlling interest in Accord and the results were consolidated in the Company's financial statements. However, subsequent equity subscriptions into Accord reduced the Company's ownership to 44.7% as of March 1, 2017 and the results of Accord were deconsolidated from that date. As of August 31, 2019, the Company has impaired 100% of the remaining investment in Accord due to inactivity and a lack of adequate investment in Accord to progress to commercial production and viability.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires the Company to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates its estimates, including those related to recovery of long-lived assets. The Company bases its estimates on historical experience and on other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Company's reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the consolidated financial statements. Significant estimates include the following;

  the useful lives and depreciation rates for intangible assets and property, plant and equipment;

  the carrying and fair value of oil and gas properties and product and equipment inventories;

  All provisions;

  the fair value of reporting units and the related assessment of goodwill for impairment, if applicable;

  the fair value of intangibles other than goodwill;

  income taxes and the recoverability of deferred tax assets legal and environmental risks and exposures; and

  general credit risks associated with receivables, if any.

(d)	Foreign currency translation adjustments

The Company's reporting currency and the functional currency of all its operations is the U.S. dollar. Assets and liabilities of the Canadian parent company are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Income, expenses and cash flows are translated using an average exchange rate during the reporting period. Since the reporting currency as well as the functional currency of all entities is the U.S. Dollar there is no translation difference recorded.

(e)	Revenue recognition

The Company recognizes revenue in terms of ASC 606 - Revenue from Contracts with Customers and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The five steps are as follows:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(e)	Revenue recognition (continued)

Revenue from hydrocarbon sales

Revenue from hydrocarbon sales include the sale of hydrocarbon products and are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, control has transferred and collectability of the revenue is probable. The Company's performance obligations are satisfied at a point in time. This occurs when control is transferred to the purchaser upon delivery of contract specified production volumes at a specified point. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced, if required, upon delivery based on volumes at contractually based rates with payment typically received within 30 days after invoice date. Taxes assessed by governmental authorities on hydrocarbon sales, if any, are not included in such revenues, but are presented separately in the consolidated comprehensive statements of loss and comprehensive loss.

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

Disaggregation of revenue

The Company has limited revenues to date. Disaggregation of revenue disclosures can be found in Note 23.

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

For the six months ended February 29, 2020 and February 28, 2019

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, "Income Taxes". Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

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

Dilution is computed by applying the treasury stock method for stock options and share purchase warrants. Under this method, "in-the-money" stock options and share purchase warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common shares at the average market price during the period.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

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

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Oil and gas property and equipment (continued)

Gains or losses are recorded for sales or dispositions of oil and gas properties which constitute an entire common operating field or which result in a significant alteration of the common operating field's DD&A rate. These gains and losses are classified as asset dispositions in the accompanying consolidated statements of loss and comprehensive loss. Partial common operating field sales or dispositions deemed not to significantly alter the DD&A rates are generally accounted for as adjustments to capitalized costs with no gain or loss recognized.

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

(n)	Asset retirement obligations and environmental liabilities

The Company recognizes liabilities for retirement obligations associated with tangible long-lived assets, such as producing sites when there is a legal obligation associated with the retirement of such assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment on the consolidated balance sheet. When the assumptions used to estimate a recorded asset retirement obligation change, a revision is recorded to both the asset retirement obligation and the asset retirement cost. The Company's asset retirement obligations also include estimated environmental remediation costs which arise from normal operations and are associated with the retirement of such long-lived assets. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.

(o)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities for environmental remediation or restoration claims resulting from allegations of improper operation of assets are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Expenditures related to such environmental matters are expensed or capitalized in accordance with the Company's accounting policy for property and equipment.

(p)	Fair value measurements

Certain of the Company's assets and liabilities are measured at fair value at each reporting date. Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants. This price is commonly referred to as the "exit price." Fair value measurements are classified according to a hierarchy that prioritizes the inputs underlying the valuation techniques. This hierarchy consists of three broad levels:

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

For the six months ended February 29, 2020 and February 28, 2019

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842)

Effective September 1, 2019, the Company will adopt the Financial Accounting Standards Board's standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The Company intends to use a transition method that applies the new lease standard at September 1, 2019 and recognizes any cumulative effect adjustments to the opening balance of fiscal year 2020 retained earnings. The Company intends to apply a policy election to exclude short-term leases from balance sheet recognition and also intends to elect certain practical expedients at adoption. As permitted under these expedients the Company will not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease.

The Company has certain capital leases that meet the requirements of this ASU. These leases have historically been treated in line with the requirements of ASU 2016-02, therefore no adjustment is required.

The Company will continue assessing the impact of the adoption of this ASU on the unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)

The Amendments in this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2020.

The effects of this ASU on the Company's financial statements is not considered to be material.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

3.	GOING CONCERN

The Company has incurred losses for several years and, at February 29, 2020, has an accumulated deficit of $84,680,191, (August 31, 2019 - $78,285,282) and working capital deficiency of $12,081,996 (August 31, 2019 - $9,268,763). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	TRADE AND OTHER RECEIVABLES

The Company's accounts receivables consist of:

	February 29, 2020	August 31, 2019

Trade receivables	$4,000	$-
Goods and services tax receivable	12,830	59,013
Other receivables	-	85,000
	$16,830	$144,013

Information about the Company's exposure to credit risks for trade and other receivables is included in Note 26(a).

5.	NOTES RECEIVABLE

The Company's notes receivables consist of:

	Maturity Date	Interest Rate	February 29, 2020	August 31, 2019

Manhatten Enterprises	March 15, 2020	5%	$76,000	$76,000
Strategic IR	August 20, 2021	5%	617,581	642,581
Beverly Pacific Holdings	August 20, 2021	5%	-	117,000
Interest accrued			31,089	10,162
			$724,670	$845,743

Disclosed as follows:
Current portion			$87,233	$85,359
Long-term portion			637,437	760,384
			$724,670	$845,743

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

5.	NOTES RECEIVABLE (continued)

Manhatten Enterprises

The Company advanced Manhatten Enterprises the sum of $75,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Company is currently re-negotiating the terms of this note.

Strategic IR

The Company advanced Strategic IR a total of $642,581 during the year ended August 31, 2019. This was memorialized by a promissory note that bears interest at 5% per annum and is repayable on August 20, 2021. During the six months ended February 29, 2020, the Company advanced Strategic IR a further $125,000 and received repayments totaling $150,000. The balance owing at February 29, 2020 is $617,581 plus interest thereon of $19,855.

Beverly Pacific Holdings

The company advanced Beverly Pacific Holdings a net amount of $117,000 during the year ended August 31, 2019, memorialized by a promissory note that bears interest at 5% per annum and is repayable on August 8, 2021. During the current period, the Company advanced a further $572,585, which has subsequently been settled by Beverly Pacific. As of February 29, 2020, the balance owing to the Company is $0.

6.	ORE INVENTORY

The mining and crushing of bituminous sands has been contracted to an independent third party.

Due to the current pandemic and the impact this has had on the country and the global economy, the Company has ceased production of hydrocarbon products and will resume production once oil prices return to sustainable profitable levels.

During the six months ended February 29, 2020, the cost of mining, hauling and crushing the ore, amounting to $0 (2018 - $0), was recorded as the cost of the crushed ore inventory. The Company used approximately 5,000 yards of crushed ore during the six months ended February 29, 2020.

7.	ADVANCED ROYALTY PAYMENTS

Advance royalty payments to Asphalt Ridge, Inc.

During the year ended August 31, 2015, the Company acquired TMC Capital, LLC, which has a mining and mineral lease with Asphalt Ridge, Inc. (the "TMC Mineral Lease") (Note 8(a)). The mining and mineral lease with Asphalt Ridge, Inc. required the Company to make minimum advance royalty payments which can be used to offset future production royalties for a maximum of two years following the year the advance royalty payment was made.

Effective February 21, 2018, a third amendment was made to the TMC Mineral Lease. The amended advanced royalty payments required are a minimum of $100,000 per quarter from July 1, 2018 to June 30, 2020 and a minimum of $150,000 per quarter thereafter. Royalties payable on production range from 8% to 16% of adjusted revenues, dependent on hydrocarbon prices.

As at February 29, 2020, the Company has paid advance royalties of $2,350,336 (August 31, 2019 - $2,250,336) to the lease holder, of which a total of $1,586,169 have been used to pay royalties as they have come due under the terms of the TMC Mineral Lease. During the six months ended February 29, 2020, $100,000 in advance royalties were paid and $203,862 have been used to pay royalties which have come due. The royalties expensed have been recognized in cost of goods sold on the unaudited condensed consolidated statements of loss and comprehensive loss.

As at February 29, 2020, the Company expects to record minimum royalties paid of $432,500 from these advance royalties either against production royalties or for the royalties due within a twelve month period.

 PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

8.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
Additions	-	-	23,800,000	23,800,000
August 31, 2019	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
February 29, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2017, 2018 and February29, 2020	$-	$-	$-	$-

Carrying Amounts
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
February 29, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

(a)	TMC Mineral Lease

On June 1, 2015, the Company acquired TMC Capital, LLC ("TMC"). TMC holds a mining and mineral lease, subleased from Asphalt Ridge, Inc., on the Asphalt Ridge property located in Uintah County, Utah (the "TMC Mineral Lease").

The primary term of the TMC Mineral Lease is from July 1, 2013 continuing for six years. During the primary term, the Company must meet certain requirements for oil production. After July 1, 2018, the TMC Mineral Lease will remain in effect as long as certain requirements for oil production continue to be met by the Company. If the Company fails to meet these requirements, the lease will automatically terminate 90 days after the calendar year in which the requirements are not met. In addition, the Company is required to make certain advance royalty payments to the lessor (Note 7). The TMC Mineral Lease was subject to a 10% royalty for the first three years and varying percentages thereafter based on the price of oil. An additional royalty of 1.6% is payable to the previous lessees of the TMC Mineral Lease. The TMC Mineral Lease also required the Company to make minimum expenditures on the property of $1,000,000 for the first three years, increasing to $2,000,000 for the next three years.

On October 1, 2015, the Company amended the TMC Mineral Lease to defer the requirements for oil extraction until July 1, 2016 and to include the oil extraction from the MCW Mineral Lease as well. The advance royalty payments required under the TMC Mineral Lease were also amended (Note 7). Production royalties were amended to 7% until June 30, 2020 and a varying percentage thereafter, based on the price of oil. Minimum expenditures were amended to $1,000,000 per year until June 30, 2020 and $2,000,000 thereafter if certain operational requirements for oil extraction are not met.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

8.	MINERAL LEASES (continued)

(a)	TMC mineral lease (continued)

On March 1, 2016, a second amendment to the TMC Mineral Lease amended the termination clause in the lease to provide for:

(i)	Automatic termination if there is a lack of a written financial commitment to fund the proposed 3,000 barrel per day production facility prior to March 1, 2018;

(ii)

Termination following cessation of operations or inadequate production due to increased operating costs or decreased marketability if production is not restored to 80% of capacity within six months of such cessation;

(iii)	Termination if the proposed 3,000 barrel per day plant fails to produce a minimum of 80% of its rated capacity for at least 180 calendar days during the lease year commencing July 1, 2020 plus any extension periods;

(iv)	The ability of the lessee to surrender the lease with 30 days written notice; and

(v)

A remedial provision whereby upon written notice by the lessor to the lessee of a breach of any material term of the lease, the lessor will inform the lessee in writing and the lessee will have 30 days to cure financial breaches and 150 days to cure any other non-monetary breaches.

The term of the lease was extended by the termination clause, provided that a written commitment is obtained to fund the 3,000 barrel per day proposed plant. The Company is required to produce a minimum average daily quantity of bitumen, crude oil and/or bitumen products, for a minimum of 180 days during each lease year and 600 days in three consecutive lease years, of:

(i)	By July 1, 2016 plus any extension periods, 80% of 100 barrels per day;

(ii)	By July 1, 2018 plus any extension periods, 80% of 1,500 barrels per day and

(iii)	By July 1, 2020, plus any extension periods, 80% of 3,000 barrels per day.

Advance royalties required are:

(i)	From October 1, 2015 to February 28, 2018, minimum payments of $60,000 per quarter;

(ii)	From March 1, 2018 to December 31, 2020, minimum payments of $100,000 per quarter;

(iii)	From January 1, 2021, minimum payments of $150,000 per quarter; and

(iv)	Minimum payments commencing on July 1, 2020 will be adjusted for CPI inflation.

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

On February 1, 2018, a third amendment to the TMC Mineral Lease amended the termination clause in the lease to:

(i)

Automatic termination if there is a lack of a written financial commitment to fund the proposed 1,000 barrel per day production facility prior to March 1, 2019 and another 1,000 barrel per day production facility prior to March 1, 2020;

(ii)

Termination following cessation of operations or inadequate production due to increased operating costs or decreased marketability if production is not restored to 80% of capacity within six months of such cessation;

(iii)

Termination if the proposed 5,000 barrel per day plant fails to produce a minimum of 80% of its rated capacity for at least 180 calendar days during the lease year commencing July 1, 2020 plus any extension periods;

(iv)	The ability of the lessee to surrender the lease with 30 days written notice; and

(v)

A remedial provision whereby upon notice by the lessor to the lessee of a breach of any material term of the lease, the lessor will inform the lessee in writing and the lessee will have 30 days to cure financial breaches and 150 days to cure any other non-monetary breaches.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

8.	MINERAL LEASES (continued)

(a)	TMC mineral lease (continued)

The term of the lease was extended by the amendment, provided that a written commitment is obtained to fund the 3,000 barrel per day proposed plant. The Company is required to produce a minimum average daily quantity of bitumen, crude oil and/or bitumen products, for a minimum of 180 days during each lease year and 600 days in three consecutive lease years, of:

(i)	By July 1, 2018 plus any extension periods, 80% of 1,000 barrels per day;

(ii)	By July 1, 2020 plus any extension periods, 80% of 3,000 barrels per day; and

(iii)	By July 1, 2022, plus any extension periods, 80% of 5,000 barrels per day.

Advance royalties required are:

(i)	From July 1, 2018 to June 30, 2020, minimum payments of $100,000 per quarter;

(ii)	From July 1, 2020, minimum payments of $150,000 per quarter; and

(iii)	Minimum payments commencing on July 1, 2020 will be adjusted for CPI inflation.

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

The termination clause was amended to provide for:

(i)

Automatic termination if there is a lack of a written financial commitment to fund the proposed 1,000 barrel per day production facility prior to July 1, 2019, and another 1,000 barrel per day production facility prior to July 1, 2020;

(ii)

Termination following cessation of operations or inadequate production due to increased operating costs or decreased marketability if production is not restored to 80% of capacity within six months of such cessation;

(iii)

Termination if the proposed 3,000 barrel per day plant fails to produce a minimum of 80% of its rated capacity for at least 180 calendar days during the lease year commencing July 1, 2021 plus any extension periods;

(iv)	The ability of the lessee to surrender the lease with 30 days written notice; and

(v)

A remedial provision whereby upon notice by the lessor to the lessee of a breach of any material term of the lease, the lessor will inform the lessee in writing and the lessee will have 30 days to cure financial breaches and 150 days to cure any other non-monetary breaches.

The term of the lease was extended by the amendment, provided that a written commitment is obtained to fund the 3,000 barrel per day proposed plant. The Company is required to produce a minimum average daily quantity of bitumen, crude oil and/or bitumen products, for a minimum of 180 days during each lease year and 600 days in three consecutive lease years, of:

(i)	By July 1, 2019 plus any extension periods, 80% of 1,000 barrels per day;

(ii)	By July 1, 2020 plus any extension periods, 80% of 2,000 barrels per day; and

(iii)	By July 1, 2021, plus any extension periods, 80% of 3,000 barrels per day.

Minimum expenditures to be incurred on the properties are $2,000,000 beginning July 1, 2021 if a minimum daily production of 3,000 barrels per day during a 180 day period is not achieved.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

8.	MINERAL LEASES (continued)

(b)	SITLA Mineral Lease (Petroteq Oil Sands Recovery, LLC mineral lease)

On June 1, 2018, the Company acquired mineral rights under two mineral leases entered into between the State of Utah's School and Institutional Trust Land Administration ("SITLA"), as lessor, and POSR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease (collectively, the "SITLA Mineral Leases"). The SITLA Mineral Leases are valid until May 30, 2028 and have rights for extensions based on reasonable production. The leases remain in effect beyond the original lease term so long as mining and sale of the tar sands are continued and sufficient to cover operating costs of the Company.

Advanced royalty of $10 per acre are due annually each year the lease remains in effect and can be applied against actual production royalties. The advanced royalty is subject to price adjustment by the lessor after the tenth year of the lease and then at the end of each period of five years thereafter.

Production royalties payable are 8% of the market price of marketable product or products produced from the tar sands and sold under arm's length contract of sale. Production royalties have a minimum of $3 per barrel of produced substance and may be increased by the lessor after the first ten years of production at a maximum rate of 1% per year and up to 12.5%.

(c)	BLM Mineral Lease

On January 18, 2019, the Company paid $10,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior's Bureau of Land Management ("BLM") covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by a cash payment of $1,800,000 and by the issuance of 15,000,000 shares at an issue price of $0.60 per share, amounting to $9,000,000.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

9.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2018	$23,101,035	$394,555	$23,495,590
Additions	12,454,792	43,613	12,498,405
August 31, 2019	35,555,827	438,168	35,993,995
Additions	2,110,792	5,692	2,116,484
February 29, 2020	$37,666,619	$443,860	$38,110,479

Accumulated Amortization
August 31, 2018	$2,148,214	$158,481	$2,306,695
Additions	-	73,650	73,650
August 31, 2019	2,148,214	232,131	2,380,345
Additions	-	85,842	85,842
February 29, 2020	$2,148,214	$317,973	$2,466,187

Carrying Amount
August 31, 2018	$20,952,821	$236,074	$21,188,895
August 31, 2019	$33,407,613	$206,037	$33,613,650
February 29, 2020	$35,518,405	$125,887	$35,644,292

(a)	Oil Extraction Plant

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

The cost of construction includes capitalized borrowing costs for the six months ended February 29, 2020 of $0 (August 31, 2019 - $2,190,309) and total capitalized borrowing costs as at February 29, 2020 of $4,421,055 (August 31, 2019 - $4,421,055).

As a result of the relocation of the plant and the planned expansion of the plant's production capacity to 1,000 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company reevaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 10) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the six months ended February 29, 2020 and  February 28, 2019 as there has only been immaterial production during these periods.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

10.	INTANGIBLE ASSETS

Oil Extraction
Technologies
Cost
August 31, 2018	$809,869
Additions	-
August 31, 2019	809,869
Additions	-
February 29, 2020	$809,869

Accumulated Amortization
August 31, 2018	$102,198
Additions	-
August 31, 2019	102,198
Additions	-
February 29, 2020	$102,198

Carrying Amounts
August 31, 2018	$707,671
August 31, 2019	$707,671
February 29, 2020	$707,671

Oil Extraction Technologies

During the year ended August 31, 2012, the Company acquired a closed-loop solvent-based oil extraction technology which facilitates the extraction of oil from a wide range of bituminous sands and other hydrocarbon sediments. The Company has filed patents for this technology in the USA and Canada and has employed it in its oil extraction plant. The Company commenced partial production from its oil extraction plant on September 1, 2015 and was amortizing the cost of the technology over fifteen years, the expected life of the oil extraction plant. Since the Company has increased the capacity of the plant to 1,000 barrels daily during 2018, and expects to further expand the capacity to an additional 3,000 barrels daily, it determined that a more appropriate basis for the amortization of the technology is the units of production at the plant after commercial production begins again. No amortization of the technology was recorded during the six months ended February 29, 2020 and February 28, 2019.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at February 29, 2020 and August 31, 2019 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at February 29, 2020 and August 31, 2019 consist primarily of other operating expenses and interest accruals on long-term debt (Note 12) and convertible debentures (Note 13).

Information about the Company's exposure to liquidity risk is included in Note 26(c).

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

12.	LONG-TERM DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	February 29, 2020	August 31, 2019

Private lenders	January 15, 2020	10.00%	$200,000	$200,000
Private lenders	January 31, 2020	10.00%	373,885	567,230
Private lenders	September 17, 2019	10.00%	100,000	100,000
Beverly Pacific Holdings	On demand	5.00%	173,259	-
Equipment loans	April 20, 2020 - November 7, 2021	4.30 - 12.36%	302,425	405,628

			$1,149,569	$1,272,858

The maturity date of the long-term debt is as follows:

	February 29, 2020	August 31, 2019

Principal classified as repayable within one year	$1,019,915	$1,057,163
Principal classified as repayable later than one year	129,654	215,695

	$1,149,569	$1,272,858

(a)	Private lenders

(i)

On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on January 15, 2020. The loan is guaranteed by the Chairman of the Board. The loan terms are currently being renegotiated.

(ii)

On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures initially bore interest at a rate of 12% per annum, were originally scheduled to mature on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018, bearing interest at 5% per annum. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company. On December 13, 2019, the maturity date of the non-convertible portion of the debenture was extended to January 31, 2020 and the interest rate was increased to 10% per annum. The terms of this loan are currently being renegotiated.

(iii)

On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matured on September 17, 2019 and bears interest at 10% per annum. As compensation for the debenture line of credit the Company issued 950,000 commitment shares to Bay Private Equity and a further 300,000 shares as a finder's fee to a third party.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	February 29, 2020	August 31, 2019

GS Capital Partners	January 15, 2020	10.00%	$143,750	$143,750
Calvary Fund I LP	September 4, 2019	10.00%	-	250,000
Calvary Fund I LP	October 12, 2020	10.00%	220,000	250,000
SBI Investments LLC	October 15, 2020	10.00%	250,000	250,000
Bay Private Equity, Inc.	January 15, 2020	5.00%	2,900,000	2,900,000
Bay Private Equity, Inc.	January 15, 2020	5.00%	2,400,000	2,400,000
Cantone Asset Management LLC	October 19, 2020	7.00%	300,000	300,000
Calvary Fund I LP	August 29, 2020	3.30%	480,000	480,000
Cantone Asset Management LLC	December 17, 2020	7.00%	240,000	-
Cantone Asset Management LLC	January 14, 2021	7.00%	240,000	-
Private lender	October 29, 2020	10.00%	200,000	-
Petroleum Capital Funding LP	November 26, 2020	10.00%	318,000	-
Power Up Lending Group, Ltd.	October 11, 2020	12.00%	158,000	-
Power Up Lending Group, Ltd.	December 17, 2020	12.00%	81,000	-
Petroleum Capital Funding LP	December 4, 2023	10.00%	432,000	-
EMA Financial LLC	August 21, 2020	8.00%	150,000	-
Crown Bridge Partners, LLC	January 20, 2021	10.00%	42,500	-
SBI Investments LLC	January 16, 2021	10.00%	55,000	-
Petroleum Capital Funding LP	March 30, 2024	10.00%	471,000	-

			9,081,250	6,973,750
Unamortized debt discount			(1,327,276)	(644,281)
Total loans			$7,753,974	$6,329,469

The maturity date of the convertible debentures are as follows:

	February 29, 2020	August 31, 2019

Principal classified as repayable within one year	$7,140,924	$6,188,872
Principal classified as repayable later than one year	613,050	140,597

	$7,753,974	$6,329,469

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(a)	GS Capital Partners

On December 28, 2018, the Company issued a convertible debenture of $143,750 including an original issue discount of $18,750, together with warrants exercisable for 260,416 shares of common stock at an exercise price of $0.48 per share with a maturity date of April 29, 2019. The debenture has a term of four months and one day and bears interest at a rate of 10% per annum payable at maturity and at the option of the holder the purchase amount of the debenture (excluding the original issue discount of 15%) is convertible into 260,416 common shares of the Company at $0.48 per share in accordance with the terms and conditions set out in the debenture. During December 2019, the maturity date was extended to January 15, 2020. This note has not been repaid or converted as yet.

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

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(e)	Bay Private Equity, Inc.

On September 17, 2018, the Company issued 3 one year convertible units of $1,100,000 each to Bay Private Equity, Inc. ("Bay") for net proceeds of $2,979,980. These units bear interest at 5% per annum and mature one year from the date of issue. Each unit consists of one senior secured convertible debenture of $1,100,000 and 250,000 common share purchase warrants. Each convertible debenture may be converted to common shares of the Company at a conversion price of $1.00 per share. Each common share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $1.10 per share for one year after the issue date. On January 23, 2019, $400,000 of the principal outstanding was repaid out of the proceeds raised on the January 16, 2019 Bay convertible debenture (Note 13(f)).

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

For the six months ended February 29, 2020 and February 28, 2019

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

On November 26, 2019, further to a term sheet entered into with Petroleum Capital Funding LP ("PCF"), the Company realized gross proceeds of $265,000 from the private placement of a convertible debenture in the principal amount of $318,000. The convertible debentures were offered and sold with an original issue discount ("OID") of 20%. The debentures were offered with 100% warrant coverage on the proceeds raised, excluding the OID. The convertible debentures bear interest at 10% per annum. The proceeds raised, net of the OID, will be convertible into common shares, and mature 4 years from the date of the first closing.

The convertible notes are secured by a first priority lien on all bitumen reserves at the Asphalt Ridge property consisting of 8,000 acres.

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

On October 11, 2019, the Company issued a convertible promissory note of $158,000, including an original issue discount of $15,000, for net proceeds of $140,000 after certain legal expenses. The note bears interest at 12% per annum and matures on October 11, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company's common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(n)	Power Up Lending Group, Ltd.

On December 17, 2019, the Company issued a convertible promissory note of $81,000, including an original issue discount of $8,000, for net proceeds of $70,000 after certain legal expenses. The note bears interest at 12% per annum and matures on December 17, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company's common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(o)	Petroleum Capital Funding LP.

On December 4, 2019, the Company concluded its second closing in terms of the term sheet entered into with Petroleum Capital Funding per Note 13(l)  above for gross proceeds of $360,000, issuing a convertible debenture of $432,000. Warrants exercisable for 2,117,520 common shares, exercisable at $0.17 per share and maturing on December 4, 2023 and placement agent warrants exercisable over 169,200 common shares at an exercise price of $0.17 per share, maturing on December 4, 2023, were issued.

(p)	EMA Financial LLC

On November 21, 2019, the Company issued a convertible promissory note of $150,000, including an original issue discount of $22,500, for net proceeds of $123,750 after certain legal expenses. The note bears interest at 8% per annum and matures on August 20, 2020. The note may be prepaid subject to a prepayment penalty of 130%. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company's common stock at a conversion price equal to 70% of the two lowest average trading price during the previous fifteen prior trading days.

(q)	Crown Bridge Partners LLC

On January 20, 2020, the Company issued a convertible promissory note of $42,500, including an original issue discount of $6,000, for net proceeds of $35,000 after certain legal expenses. The note bears interest at 10% per annum and matures on January 20, 2021. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company's common stock at a conversion price equal to 70% of the lowest trading price during the previous twenty prior trading days.

(r)	SBI Investments, LLC

On January 16, 2020, the Company entered into an agreement with SBI Investments LLC whereby the Company issued a convertible promissory note for $55,000 for gross proceeds of $50,000, bearing interest at 10% per annum and convertible into common shares at $0.14 per share, and a warrant exercisable for 357,142 shares of common stock at an exercise price of $0.14 per share. Expiring on January 16, 2021.

(s)	Petroleum Capital Funding LP.

Between January and March 2020, the Company collected gross proceeds of $392,500 and subsequently closed its third closing in terms of the term sheet entered into with Petroleum Capital Funding per Note 13(l)  above for gross proceeds of $392,500, issuing a convertible debenture of $471,000. Subsequent to February 29, 2020, on March 30, 2020 the Company issued warrants exercisable for 4,906,250 common shares, exercisable at $0.15 per share and maturing on March 30, 2024 and placement agent warrants exercisable over 392,500 common shares at an exercise price of $0.08 per share, maturing on March 30, 2024, were issued.

14.	DERIVATIVE LIABILITY

The short-term convertible note issued to several lenders, disclosed in note 13(m)(n)(p)(q) above have conversion rights that are linked to the Company’s stock price, typically at a factor ranging from 70% to 75% of an average stock price over a period ranging from 15 to 30 days. The number of shares issuable upon conversion of these convertible notes is therefore not determinable until conversion takes place. In order to estimate the potential impact of the conversion of these convertible notes, we calculate what the expected gain or loss would amount to based on a Black Scholes valuation model which takes into account the following factors:

  Historical share price volatility;
  Maturity dates of the underlying securities being valued;
  Risk free interest rates; and
  Expected dividend policies of the Company.

This expected gain or loss gives rise to a derivative liability which is recorded as a gain or loss in the statement of loss and comprehensive loss with a corresponding liability recorded on the balance sheet.

The value of the derivative financial liabilities above was re-assessed at February 29, 2020 and a total of $695,432 was charged to the unaudited condensed consolidated statement of loss and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of loss and comprehensive loss in the period in which it is incurred.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

14.	DERIVATIVE LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

Six months ended February 29, 2020
Conversion price	CAD$0.095 to CAD$0.25
Risk free interest rate	1.38 to 2.12%
Expected life of derivative liability	6 to 9 months
Expected volatility of underlying stock	93.9 to 108.7%
Expected dividend rate	0%

The movement in derivative liability is as follows:

February 29, 2020

Opening balance	$-
Derivative financial liability arising from convertible notes	358,853
Fair value adjustment to derivative liability	659,885
$1,018,738

15.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2018	$371,340	$212,324	$583,664
Accretion expense	7,428	4,246	11,674
Reevaluation of reclamation and restoration provision	119,716	2,255,443	2,375,159
Balance at August 31, 2019	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at February 29, 2020	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

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

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

15.	RECLAMATION AND RESTORATION PROVISIONS (continued)

(b)	Site restoration

In accordance with environmental laws in the United States, the Company's environmental permits and the lease agreements, the Company is required to restore contaminated and disturbed land to its original condition before the end of the lease term, which is expected to be in 25 years. During the year ended August 31, 2015, the Company provided $200,000 for this purpose.

The site restoration provision represents rehabilitation and restoration costs related to oil extraction sites. This provision has been created based on the Company's internal estimates. Significant assumptions in estimating the provision include the technology and equipment currently available, future environmental laws and restoration requirements, and future market prices for the necessary restoration works required.

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

The discount rate used in the calculation of the provision as at August 31, 2019 and 2018 is 2.0%.

16.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	202,986,092 common shares as at February 29, 2020.

(a)	Settlement of loans

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

Between December 6, 2019 and February 12, 2020, the Company issued a further 4,997,123 shares of common stock to several investors in settlement of $1,156,850 of trade debt.

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

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

16.	COMMON SHARES (continued)

(d)	Share based payments for services

Between October 28, 2019 and November 21, 2019, the Company issued 90,000 shares valued at $28,500 as compensation for professional services and labor rendered to the Company.

On February 21, 2020, the Company issued 50,000 shares valued at $6,943 as compensation for professional services rendered to the Company.

(e)	Shares issued to settle investment obligations

On October 28, 2019, the Company issued 250,000 shares valued at $75,000 to settle the outstanding investment obligation in First Bitcoin Capital.

17.	STOCK OPTIONS

(a)	Stock option plan

The Company has a stock option plan which allows the Board of Directors of the Company to grant options to acquire common shares of the Company to directors, officers, key employees and consultants. The option price, term and vesting are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of the TSX Venture Exchange. The stock option plan is a 20% fixed number plan with a maximum of 40,597,218 common shares reserved for issue at February 29, 2020.

During the six months ended February 29, 2020 and the year ended August 31, 2019, the Company did not grant any stock options to directors, officers and consultants of the Company.

During the six months ended February 29, 2020 and 2019, the share-based compensation expense of $407,216 and $610,826 relates to the vesting of options granted during the year ended August 31, 2018.

(b)	Stock options

Stock option transactions under the stock option plan were:

	Six months ended February 29, 2020			Year ended August 31, 2019
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,808,333	CAD$	1.20	9,858,333	CAD$	1.22
Options granted	-		-	-		-
Options expired	-		-	(50,000)	CAD$	4.80
Balance, end of period	9,808,333	CAD$	1.20	9,808,333	CAD$	1.20

Stock options outstanding and exercisable as at February 29, 2020 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
February 1, 2026	CAD$	5.85	33,333	33,333
November 30, 2027	CAD$	2.27	1,425,000	1,425,000
June 5, 2028	CAD$	1.00	8,350,000	5,050,000
			9,808,333	6,508,333
Weighted average remaining contractual life			8.2 years	8.2 years

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

18.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at February 29, 2020 are:

Expiry Date	Exercise Price		Warrants Outstanding
March 9, 2020	US$	1.50	114,678
May 22, 2020	US$	0.28	678,571
May 22, 2020	US$	0.30	1,554,165
June 7, 2020	US$	0.525	1,190,476
June 14, 2020	US$	1.50	329,080
July 5, 2020	US$	0.35	200,000
July 5, 2020	US$	0.30	200,000
July 26, 2020	US$	1.50	1,637,160
August 16, 2020	US$	0.22	352,940
August 28, 2020	US$	0.94	1,311,242
August 28, 2020	US$	1.00	246,913
August 28, 2020	US$	1.50	35,714
August 29, 2020	US$	0.15	2,666,666
September 6, 2020	US$	1.01	925,925
October 11, 2020	US$	1.35	510,204
October 11, 2020	US$	1.50	10,204
October 19, 2020	US$	0.24	1,315,789
October 29, 2020	US$	0.18	555,555
November 7, 2020	US$	0.61	20,408
November 7, 2020	US$	0.66	300,000
November 8, 2020	US$	1.01	918,355
December 7, 2020	US$	0.67	185,185
December 7, 2020	US$	1.50	3,188,735
December 17, 2020	US$	0.26	952,380
January 10, 2021	US$	1.50	1,437,557
January 11, 2021	US$	1.50	307,692
January 14,2021	US$	0.20	1,176,470
January 16, 2021	US$	0.14	357,142
Mar 29, 2021	US$	0.465	1,481,481
April 8, 2021	CAD$	4.73	57,756
May 22, 2021	US$	0.91	6,000,000
May 22, 2021	US$	0.30	1,133,333
May 22, 2021	US$	1.50	65,759
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
September 20, 2021	US$	0.23	1,111,111
September 30, 2021	US$	0.23	2,777,777
November 26, 2023	US$	0.17	1,683,230
December 4, 2023	US$	0.17	2,286,720
			47,709,138
Weighted average remaining contractual life			1.19 years
Weighted average exercise price	USD$	0.59

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

18.	SHARE PURCHASE WARRANTS (continued)

Warrants exercisable for 25,327 common shares at an exercise price of CAD$28.35 and warrants exercisable for 1,618,356 common shares at exercise prices ranging from $0.86 to $1.10 per share expired during the three months ended November 30, 2019.

Warrants exercisable for 282,193 common shares at an exercise price of US$0.37 expired during the three months ended February 29, 2020.

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

From December 4, 2019 to January 16, 2021, the Company issued warrants exercisable for 2,643,862 common shares at exercise prices ranging from $0.17 to $0.14 per share, to convertible debt note holders in terms of subscription unit agreements entered into with the convertible note holders (Note 13(r) and 13 (o)). The fair value of the warrants granted was estimated using the relative fair value method at between $0.03 to $0.08 per warrant.

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

The share purchase warrants issued, during the six months ended February 29, 2020, were valued at $744,865 using the relative fair value method. The fair value of share purchase warrants were estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

Six months ended February 29, 2020
Share price	CAD$	0.21 to 0.385
Exercise price	CAD$	0.22 to 0.34
Expected share price volatility		99.7% to 127.9%
Risk-free interest rate		1.49% to 1.72%	%
Expected term		1-4 years

19.	DILUTED LOSS PER SHARE

The Company's potentially dilutive instruments are convertible debentures and stock options and share purchase warrants. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the three and six months ended February 29, 2020 and February 28, 2019, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the results of the computation was anti-dilutive:

	Three and six months ended February 29, 2020	Three and six months ended February 28, 2019

Share purchase options	9,808,333	9,808,333
Share purchase warrants	47,709,138	20,996,998
Convertible securities	36,590,875	10,068,231
	94,108,346	40,873,472

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

20.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Transactions with directors and officers

During the six months ended February 29, 2020, no common shares were granted as compensation to key management and directors of the Company.

On September 19, 2019, the Chairman of the board subscribed for 696,153 common shares for gross proceeds of $90,500.

On October 31, 2019, a director advanced the Company $50,000 as a short-term loan. The loan is interest free and is expected to be repaid within three months.

(b)	Due to/from director and officers

On February 29, 2020, and August 31, 2019, the Company owed the chairman of the board $199,621 and $0,respectively, for short term loans advanced to the Company.

On February 29, 2020, the Company owed a director $100,000 for short term loans made to the Company. These loans are interest free and have no fixed repayment terms.

At February 29, 2020, $798,534 was due to members of key management and directors for unpaid salaries, expenses and directors' fees (August 31, 2019 - $748,682).

21.	INVESTMENTS

On November 1, 2017, the Company entered into an agreement with First Bitcoin Capital Corp. ("FBCC"), a global developer of blockchain-based applications, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry to be marketed to oil and gas producers and operators. On January 8, 2018, the Company paid the first instalment of $100,000 which had been applied to operating costs incurred by Petrobloq, LLC related to an office lease beginning March 1, 2018 and research costs related to payments to the development team consisting of four employees. During the year ended August 31, 2019, the Company incurred a further $152,500 in costs related to the agreement and on September 6, 2019, the Company issued 250,000 common shares, valued at $75,000 to FBCC as a final settlement of the agreement.

22.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	Six months ended February 28, 2019

Interest expense on borrowings	$148,632	$111,924	$291,940	$157,011
Amortization of debt discount	319,277	1,054,709	672,372	1,470,406
Other	11,639	(3,864)	24,530	12,926
	$479,548	$1,162,769	$988,842	$1,640,343

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

23.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the  six months ended February 29, 2020 and February 28, 2019, oil extraction and processing operations and mining operations.

The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the six months ended February 29, 2020 and February 28, 2019.

Other information about reportable segments are:

	February 29, 2020
	Oil	Mining
(in '000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$2,116	$610	$2,726
Reportable segment assets	41,123	34,025	75,148
Reportable segment liabilities	$17,636	$1,000	$18,636

	February 28, 2019
	Oil	Mining
(in '000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$7,204	$1,800	$9,004
Reportable segment assets	36,516	10,747	47,263
Reportable segment liabilities	$9,247	$169	$9,416

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

23.	SEGMENT INFORMATION (continued)

	February 29, 2020
(in '000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$110	$59	$169
Other production and maintenance costs	1,406	-	1,406
Advance royalty payments	-	204	204
Gross Loss	(1,296)	(145)	1,441)
Expenses
Depreciation, depletion and amortization	86	-	86
Selling, general and administrative expenses	3,924	3	3,927
Investor relations	41	-	41
Professional fees	1,572	1	1,573
Salaries and wages	495	-	495
Share-based compensation	407	-	407
Travel and promotional expenses	632	-	632
Other	777	2	779

Financing costs, net	989	-	989
Other income	(707)	-	(707)
Loss on settlement of liabilities	(428)		(428)
Loss on settlement of convertible debt	(232)	-	(232)
Interest income	(47)	-	(47)
Derivative liability movements	659	-	659
Net loss	$6,247	$148	$6,395

	February 28, 2019
(in '000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$21	$-	$21
Advance royalty payments	64	107	171
Gross Loss	(43)	(107)	(150)
Operating Expenses
Depreciation, depletion and amortization	33	-	33
Selling, general and administrative expenses	6,558	13	6,571
Professional fees	3,246	-	3,246
Research and development expenses	113	-	113
Salaries and wages	530	-	530
Share-based compensation expense	611	-	611
Travel and promotional expenses	1,702	-	1,702
Other	356	13	369

Financing costs, net	1,640	-	1,640
Loss on settlement of liabilities	18	-	18
Loss on settlement of convertible debt	100	-	100
Other income	(59)	-	(59)
Equity loss from investment of Accord Gr Energy, net of tax	100	-	100
Net loss	$8,433	$120	$8,553

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

24.	COMMITMENTS

The Company has entered into an office lease arrangement which, including the Company's share of operating expenses and property taxes, will require estimated minimum annual payments of:

Amount
2020	$29,646
2021	61,071
2022	62,903
2023	64,790
2024	66,734
285,144

For the six months ended February 29, 2020, the Company made $62,210 (2019 - $26,100) in office lease payments.

25.	MANAGEMENT OF CAPITAL

The Company's objectives when managing capital are to safeguard the Company's ability to continue as a going concern and to maintain a flexible capital structure which optimizes the costs of capital. The Company considers its capital for this purpose to be its shareholders' equity and long-term debt and convertible debentures.

The Company manages its capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may seek additional financing or dispose of assets.

In order to facilitate the management of its capital requirements, the Company monitors its cash flows and credit policies and prepares expenditure budgets that are updated as necessary depending on various factors, including successful capital deployment and general industry conditions. The budgets are approved by the Board of Directors. There are no external restrictions on the Company's capital.

26.	MANAGEMENT OF FINANCIAL RISKS

The risks to which the Company's financial instruments are exposed to are:

(a)	Credit risk

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

Credit extension, monitoring and collection are performed for each of the Company's business segments. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by a review of the customer's credit information.

Accounts receivable, collections and payments from customers are monitored based upon historical experience with customers, current market and industry conditions and specific customer collection issues.

At February 29, 2020 and August 31, 2019, the Company had $12,000 and $0 in trade receivables, respectively and $724,670 and $845,743 in notes receivable, respectively. The Company considers its maximum exposure to credit risk to be its trade and other receivables and notes receivable. The Company expects to collect these amounts in full and has not provided an expected credit loss allowance against these amounts.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

26.	MANAGEMENT OF FINANCIAL RISKS (continued)

(b)	Interest rate risk

Interest rate risk is the risk that changes in interest rates will affect the fair value or future cash flows of the Company's financial instruments. The Company is exposed to interest rate risk as a result of holding fixed rate investments of varying maturities as well as through certain floating rate instruments. The Company considers its exposure to interest rate risk to be minimal.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities as they become due. The Company's approach to managing liquidity is to ensure, as far as possible, that it will always have sufficient liquidity to meet its liabilities when due, under both normal and stressed conditions, without incurring unacceptable losses.

The following are the remaining contractual maturities of financial liabilities at the reporting date. The amounts are gross and undiscounted and include estimated interest payments. The Company has included both the interest and principal cash flows in the analysis as it believes this best represents the Company's liquidity risk.

At February 29, 2020

		Contractual cash flows
	Carrying		1 year		More than
(in '000s of dollars)	amount	Total	or less	2 - 5 years	5 years
Accounts payable	$2,484	$2,484	$2,484	$-	$-
Accrued liabilities	2,509	2,509	2,509	-	-
Promissory notes	167	167	167
Convertible debenture	7,754	8,846	8,119	727	-
Long-term debt	1,150	1,248	1,108	140	-
	$14,064	$15,254	$14,387	$867	$-

27.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE

The Company's primary listing is on the TSX Venture Exchange ("TSXV"). The consolidated financial statements filed on that exchange are now filed in terms of US GAAP. Previously the consolidated financial statements were filed in terms of International Financial Reporting Standards ("IFRS").

The Company's comparative consolidated financial statements were prepared using US GAAP, therefore a reconciliation of the comparative IFRS and US GAAP presentation was performed for the comparative period.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

27.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

The main differences between IFRS and US GAAP are as follows:

For the three months ended	February 28, 2019

Net loss and comprehensive loss in accordance with IFRS	$2,682,650

Share-based compensation	(248,912)
Debt issue costs	1,190,132

Net loss and comprehensive loss in accordance with US GAAP	$3,623,870

For the six months ended	February 28, 2019

Net loss and comprehensive loss in accordance with IFRS	$8,955,106

Share-based compensation	(497,824)
Debt issue costs	95,694

Net loss and comprehensive loss in accordance with US GAAP	$8,552,976

February 28, 2019

Total shareholders' equity in accordance with IFRS	$37,942,916

Components of share capital in accordance with IFRS
Share capital	88,062,341
Shares to be issued	1,051,950
Share option reserve	13,931,650
Share warrant reserve	5,820,603
108,866,544
Adjustment for:
Share-based compensation	31,050
Share capital in accordance with US GAAP	108,897,594

Deficit in accordance with IFRS	(70,923,628)
Adjustment for:
Debt issue costs	(95,694)
Share-based compensation	(31,050)
Deficit in accordance with US GAAP	(71,050,372)

Shareholders equity in accordance with US GAAP	$37,847,222

PETROTEQ ENERGY INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

27.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

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

The difference in treatment between IFRS and US GAAP gave rise to a reversal of expense of $248,912 and $497,824 for the three months and six months ended February 28, 2019, respectively. There was no impact on the prior periods as all options issued during that period vested immediately and were accordingly expensed immediately.

Debt issue costs

The Company settled certain commitment fees and finders fees related to the issue of convertible notes by the issue of common shares valued at $1,276,980. Under IFRS, these debt issue costs were originally expensed in the three month period ended November 30, 2018 and subsequently recorded as a prepaid commitment fee in the six month period ended February 28, 2019. Under IFRS this commitment fee is not directly linked to the convertible debt and is amortized on a straight line basis over the commitment period.

In terms of US GAAP, the commitment fee and finder's fee is regarded as directly related to the debt and is recorded as a debt discount which is amortized over the life of the debt, including any accelerated amortization due to repayment or early settlement of the debt.

The difference in treatment between IFRS and USGAAP gave rise to an additional expense of $1,190,132, including the reversal of debt issue costs of $1,276,980 under IFRS, and $95,694 for the three and six months ended February 28, 2019, respectively.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

28.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

(a)	Debt conversions

Between May 8, 2020 and May 27, 2020 a convertible debt holder converted $110,000 of principal into 4,224,964 shares at an average conversion price of $0.026 per share.

(b)	Financing Activity

On March 11, 2020, the Company issued a promissory note to a private investor who advanced the Company $100,000, guaranteed by the Chairman of the Board. The promissory bears no interest and was repayable on April 13, 2020. The promissory note has not been repaid as yet.

On March 30, 2020, the Company issued to Petroleum Capital Funding L.P., an arm's length private lender, a secured convertible debenture in the principal amount of US$471,000, which after taking into account an original issue discount of US$78,500, or approximately 16.67%, resulted in gross proceeds to the Company of US$392,500. The proceeds of this debenture were received prior to February 29, 2020.

The Company's obligations to the Lender under the Debentures have been secured by a first priority lien on all bitumen reserves at the Company's Asphalt Ridge property, consisting of 8,000 acres.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

29.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

Supplemental unaudited information regarding the Company's oil and gas activities is presented in this note.

The Company has not commenced commercial operations, therefore the disclosure of the results of operations of hydrocarbon activities is limited to advance royalties paid. All expenditure incurred to date is capitalized as part of the development cost of the company's oil extraction plant.

The Company does not have any proven hydrocarbon reserves or historical data to forecast the standardized measure of discounted future net cash flows related to proven hydrocarbon reserve quantities. Upon the commencement of production, the Company will be able to forecast future revenues and expenses of its hydrocarbon activities.

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

In US$'000's)	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	Six months ended February 28, 2019

Advanced royalty payment	$40	$100	$100	$200
Deposits paid on mineral rights	50	1,800	610	1,800
Construction of oil extraction plant	223	2,449	2,116	7,204
	$313	$4,349	$2,826	$9,204

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

In US$'000's)	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	Six months ended February 28, 2019

Advanced royalty payments applied or expired	$112	$138	$204	$172
Production and maintenance costs	728	-	1,406	-
	$840	$138	$1,610	$172

Proven reserves

The Company does not have any proven hydrocarbon reserves as of February 29, 2020 and August 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Form 10-K filed with the Securities and Exchange Commission on December 16, 2019. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and financial condition

Overview

Since our corporate reorganization and agreement to dispose of our interest in MCW Fuels, Inc., which was effective May 13, 2015 and for which regulatory approval was received on June 19, 2015, we have had one wholly-owned subsidiary, Petroteq Energy CA, LLC. ("PCA"), which has three wholly-owned active subsidiary companies, Petroteq Oil Sands Recovery, LLC. ("POSR"), TMC Capital LLC ("TMC") and Petrobloq LLC ("Petrobloq"). We are now primarily focused on developing our oil sands extraction and processing business and related mining interests.

Through our wholly-owned subsidiary PCA, and its two subsidiaries POSR and TMC, we are in the business of oil sands mining operations on the TMC Mineral Lease, where we process mined oil sands ores and sediments using our proprietary extraction technology ("the Extraction Technology") to produce finished crude oil and hydrocarbon products. Our primary extraction and processing operations are conducted at our Asphalt Ridge processing facility located on the TMC Mineral Lease in Uintah County, Utah, which is owned/operated by POSR. Our Asphalt Ridge processing facility uses the Extraction Technology in the extraction, production and upgrade of oil extracted from oil sands and was recently relocated to the TMC Mineral Lease (near our Asphalt Ridge Mine) to improve logistical and processing efficiencies in the oil sands recovery process. After relocating our processing facility from the site of its initial operation in 2015 as a pilot plant, we restarted our oil sands mining and processing operations at the end of May 2018 and completed our expansion project to increase production to at least 1,000 barrels of oil per day during the last quarter of fiscal 2019. We commenced commercial production in the first quarter of fiscal 2020 (the quarter ending November 30, 2019) and expect to generate revenue from the sale of hydrocarbon products produced during the second quarter of fiscal 2020. However, until we are at full production, our revenue will be limited. In addition, once our Asphalt Ridge processing facility is operating at or near capacity, we anticipate that we will need to hire additional personnel at various levels. We expect that we will require additional capital to continue our operations and planned growth. There can be no assurance that funding will be available if needed or that the terms will be acceptable.

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

Our primary mineral lease, the TMC Mineral Lease, is held by TMC and covers approximately 1,229.82 acres of land in the Asphalt Ridge area of eastern Utah. In June 2018, we finalized the acquisition at auction of a 100% interest in the SITLA Leases, consisting of two oil sands mineral leases issued to POSR by the State of Utah's School and Institutional Trust Land Administration (SITLA), encompassing a total of 1,311.94 acres of land that largely adjoin our TMC Mineral Lease in the Asphalt Ridge area. In April 2019 TMC acquired a 50% interest in the operating rights under five federal U.S. Department of Interior's Bureau of Land Management ("BLM") onshore mineral leases encompassing a total of 5,960 acres (2,980 net acres) located in eastern and southeastern Utah.

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

Between March 14, 2019 and February 29, 2020, we made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by the $1,907,000 cash deposit, with the balance of $1,093,000 still outstanding.

Results of Operations for the three months ended February 29, 2020 and the three months ended February 29, 2019

Net Revenue, Cost of Sales and Gross Loss

The Company is fine tuning its processes to ensure continuous production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the quarter ended February 29, 2020 of $68,509 represents the sale of hydrocarbon products to refineries of $31,731 and sales of asphalt to the State of Utah amounting to $36,778. Prior to August 31, 2019, we had only sold test production to determine the quality of our processed product. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019). Due to the Covid-19 pandemic, and the recent volatility in oil prices, the Company reduced operations to a single shift per day to maintain production with the intention of storing product until hydrocarbon prices stabilize.

The cost of sales during the three months ended February 29, 2020 and February 28, 2019 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure. During the current period, production related costs have been expensed as the plant expansion has been completed and we expect to generate commercial production when the oil markets stabilize.

Expenses

Expenses were $2,440,847 and $3,457,123 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $1,016,276 or 29.4%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $11,522 and $16,343 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $4,821 or 29.5%. The decrease is primarily due to certain assets becoming fully depreciated during the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses was $1,545,023 and $2,305,020 for the three months ended February 29,2020 and February 28, 2019, respectively, a decrease of $759,997 or 33.0%. Included in selling, general and administrative expenses are the following major expenses:

a.

Professional fees was $546,400 and $832,119 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $285,719. The decrease is primarily related to legal fees incurred in the prior fiscal period of $215,520 compared to $114,033 in the current fiscal period, a decrease of $101,487 related to the various fund raising initiatives undertaken by the Company in the prior fiscal period. Other professional fees was $432,367 in the current fiscal period and $616,599 in the prior fiscal period, a decrease of $265,523, the decrease is due to lower consulting expenses incurred on strategy and marketing efforts as we focused all of our attention on increasing our production capacity and readying the plant for commercial production.

b.

Travel and promotional fees was $60,881 and $473,953 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $413,072, the decrease is due to a reduction in investor relations and public relations expenses of $100,616 due to a concerted effort to conserve cash; a reduction in marketing expenditure of $180,034 in an effort to conserve cash. In addition, travel related expenditure decreased by approximately $73,200 over the prior fiscal period due to our management concentrating resources on completion of the plant for commercial production during the current fiscal period.

c.

Salaries and wages was $295,165 and $293,091 for the three months ended February 29, 2020 and February 28, 2019, an increase of $2,074 or 0.7%. The increase was immaterial and in line with expectations, no increase head count was incurred over the prior period.

d.

Stock based compensation was $229,059 and $305,413 for the three months ended February 29, 2020 and February 28, 2019, a decrease of $96,207, primarily due to the vesting of certain options issued in the prior period.

e.

General and administrative expenses was $413,518 and $400,444 for the three months ended February 29, 2020 and February 28, 2019, respectively, an increase of $13,074 or 3.3%. The overall increase is immaterial and in line with expectations of keeping costs under control to conserve cash.

Financing costs

Financing costs was $479,548 and $1,162,769 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $683,221 or 58.8%. Financing costs includes; (i) interest expense of $148,632 and $111,924 for the three months ended February 29, 2020 and February 28, 2019, respectively, an increase of $36,708, is attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $319,277 and $1,054,709 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $735,432, primarily due to the significant debt discount incurred in the prior fiscal period on the Bay Private Equity debt placements and the subsequent amortization thereof; and (iii) other finance related expense of $11,639 and $(3,864) for the three months ended February 29, 2020 and February 28, 2019, respectively.

Mark to market of derivative liability

The mark to market of the derivative liability was $695,432 and $0 for the three months ended February 29, 2020 and February 28, 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of February 29, 2020, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Net loss from operations

Net loss from operations was $3,502,916 and $3,600,879 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $97,963 or 2.7%. The decrease is primarily due to the reduction in expenses, offset by the increase in production and maintenance costs, as discussed above.

Gain on settlement of liabilities

Gain on settlement of liabilities was $265,360 and $14,482 for the three months ended February 29, 2020 and February 28, 2019, respectively, an increase of $250,878. Several trade liabilities were settled during the current period at a premium to current market prices.

Loss on settlement of convertible debt

Loss on settlement of convertible debt of $0 and $20,137 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $20,137. No conversions at below market prices took place during the current period.

Interest income

Interest income was $25,318 and $32,664 for the three months ended February 29, 2020 and February 28, 2019, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss before income tax and equity loss

Net loss before income tax and equity loss was $3,212,238 and $3,573,870 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $361,632 or 10.1%. The decrease is primarily due to the reduction in expenses, offset by the increase in production and maintenance costs, as discussed above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax was $0 and $50,000 for the three months ended February 29, 2020 and February 28, 2019, respectively. We provided a 100% of the carrying amount of our investment on August 31, 2019 due to the lack of activity and adequate investment in this venture. The prior year charge represented an estimate of our share of the ongoing operating losses for the three months ended February 28, 2019.

Net loss and comprehensive loss

Net loss and comprehensive loss was $3,212,238 and $3,623,870 for the three months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $411,632 or 11.4% as discussed above.

Results of Operations for the six months ended February 29, 2020 and the six months ended February 29, 2019

Net Revenue, Cost of Sales and Gross Loss

The Company is fine tuning its processes to ensure continuous production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the six months ended February 29, 2020 of $169,041 represents the sale of hydrocarbon products to refineries of $73,541 and sales of asphalt to the State of Utah amounting to $95,500. Prior to August 31, 2019, we had only sold test production to determine the quality of our processed product. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019). Due to the Covid-19 pandemic, and the recent volatility in oil prices, the Company reduced operations to a single shift per day to maintain production with the intention of storing product until hydrocarbon prices stabilize.

The cost of sales during the six months ended February 29, 2020 and February 28, 2019 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure. During the current period, production related costs have been expensed as the plant expansion has been completed and we expect to generate commercial production when the oil markets stabilize.

Expenses

Expenses were $4,954,316 and $8,302,479 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $3,348,163 or 40.3%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $85,842 and $32,516 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $53,326 or 164.0%. The increase is primarily due to the accelerated amortization of leasehold improvements which were incurred at premises previously occupied by the Company, prior to relocating to the current corporate office in Sherman Oaks, California.

Selling, general and administrative expenses

Selling, general and administrative expenses was $3,927,105 and $6,111,009 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $2,183,904 or 35.7%. Included in selling, general and administrative expenses are the following major expenses:

a.

Professional fees was $1,573,165 and $2,785,756 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $1,212,591. The decrease is primarily related to legal fees incurred in the prior fiscal period of $904,434 compared to $244,134 in the current fiscal period, a decrease of $660,300 related to the various fund raising initiatives undertaken by the Company in the prior fiscal period. Other professional fees was $1,329,031 in the current fiscal period and $1,881,322 in the prior fiscal period, a decrease of $552,291, the decrease is due to lower consulting expenses incurred on strategy and marketing efforts as we focused all of our attention on increasing our production capacity and readying the plant for commercial production.

b.

Travel and promotional fees was $632,373 and $1,702,417 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $1,070,044, the decrease is due to a reduction in investor relations and public relations expenses of $421,699 due to a concerted effort to conserve cash; a reduction in marketing expenditure of $382,809 in an effort to conserve cash. In addition, travel related expenditure decreased by approximately $265,500 over the prior fiscal period due to our management concentrating resources on completion of the plant for commercial production during the current fiscal period.

c.

Salaries and wages was $494,670 and $529,703 for the six months ended February 29, 2020 and February 28, 2019, a decrease of $35,033 or 6.6%. The decrease is due to certain administrative expenses which were streamlined during the current fiscal period.

d.

Stock based compensation was $407,216 and $610,826 for the six months ended February 29, 2020 and February 28, 2019, a decrease of $203,610, primarily due to the vesting of certain options issued in the prior period.

e.

General and administrative expenses were $819,681 and $482,307 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $337,374 or 70.0%. The overall increase was due to an increase in activity in the first quarter of the current fiscal year while the plant was preparing for commercial production. This has since reduced significantly due to the effects of the Covid-19 pandemic and the efforts made in keeping costs under control to conserve cash.

Financing costs

Financing costs was $988,842 and $1,640,343 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $651,501 or 39.7%. Financing costs includes; (i) interest expense of $291,940 and $157,011 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $134,929, is attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $672,372 and $1,470,406 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $798,034, primarily due to the significant debt discount incurred in the prior fiscal period on the Bay Private Equity debt placements and the subsequent amortization thereof; and (iii) other finance related expense of $24,530 and $12,926 for the six months ended February 29, 2020 and February 28, 2019, respectively.

Mark to market of derivative liability

The mark to market of the derivative liability was $659,885 and $0 for the six months ended February 29, 2020 and February 28, 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of February 29, 2020, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Net loss from operations

Net loss from operations was $7,102,267 and $7,934,365 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $832,099 or 10.5%. The increase is primarily due to the increase in production and maintenance costs, and the derivative liability movements, as discussed above.

(Gain) loss on settlement of liabilities

Gain on settlement of liabilities was $(427,907) and loss on settlement of liabilities was $477,987 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $905,894. Several trade liabilities were settled during the current period at a premium to current market prices.

(Gain) Loss on settlement of convertible debt

Gain on settlement of convertible debt of $(231,862) and loss on settlement of convertible debt of $99,547 for the six months ended February 29, 2020 and February 28, 2019, respectively, an increase of $331,409. Convertible debt was settled at a premium to current market prices during the current period.

Interest income

Interest income was $47,589 and $58,923 for the six months ended February 29, 2020 and February 28, 2019, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss before income tax and equity loss

Net loss before income tax and equity loss was $6,394,908 and $8,452,976 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $2,058,068 or 24.3%. The decrease is primarily due to the reduction in expenses, offset by the increase in production and maintenance costs, as discussed above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax was $0 and $100,000 for the six months ended February 29, 2020 and February 28, 2019, respectively. We provided a 100% of the carrying amount of our investment on August 31, 2019 due to the lack of activity and adequate investment in this venture. The prior year charge represented an estimate of our share of the ongoing operating losses for the three months ended February 28, 2019.

Net loss and comprehensive loss

Net loss and comprehensive loss was $6,394,908 and $8,552,976 for the six months ended February 29, 2020 and February 28, 2019, respectively, a decrease of $2,158,068 or 25.2% as discussed above.

Liquidity and Capital Resources

As at February 29 2020, we had cash of approximately $21,403. We also had a working capital deficiency of approximately $12,081,996, due primarily to accounts payable, short term debt, convertible debentures and accrued interest thereon which remain outstanding as of February 29, 2020. During the six months ended February 29, 2020, we raised $2,277,814 in private placements, and a further $1,894,938 in convertible debt, which was offset by the repayment of convertible debt in the aggregate amount of $105,000. These funds were primarily used on to fund the expansion of the plant, the acquisition of mineral rights, the investment in notes receivable and for working capital purposes.

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

We also intend to construct two new oil extraction facilities and expand the existing facility. Each facility is estimated to cost $10,000,000 each.

Other Commitments

In addition to commitments otherwise reported in this MD&A, the Company's contractual obligations as at February 29, 2020, include:

Contractual Obligations	Total ($ millions)	Up to 1 Year ($ millions)	2 - 5 Years ($ millions)	After 5 Years ($ millions)
Convertible Debt[1]	8.8	8.1	0.7	-
Promissory notes	0.2	0.2	-	-
Debt[2]	1.3	1.1	0.2	-
Total Contractual Obligations	10.3	9.4	0.9	-

[1]	Amount includes estimated interest payments. The recorded amount as at February 29, 2020 was approximately $7.8 million.

[2]	Amount includes estimated interest payments. The recorded amount as at February 29, 2020 was approximately $1.15 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company's disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that due to a lack of segregation of duties the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, "Risk Factors," contained in our Annual Report Form 10-K as filed with the Securities and Exchange Commission (the "SEC") on December 16, 2019. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report Form 10-K as filed with the SEC on December 16, 2019.

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 ("COVID-19"), which could have a material adverse effect on our business and results of operations.

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.
We have chosen to cut hours at the plant to reduce costs in a tumultuous market. Our Management believes it is important to keep our plant at the Asphalt Ridge facility operating to continue production, especially to demonstrate operations to the multiple parties currently completing due diligence on Petroteq as part of the technology licensing process.

We have scaled back to a skeleton crew and we intend to store production. Because of the effects of the recent decline in oil pricing, we are no longer operating (in terms of the cost to produce and sell oil, excluding G&A) on a breakeven basis.

Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. Government-imposed restrictions on travel and other "social-distancing" measures such restrictions on assembly of groups of persons, have the potential to disrupt supply chains for parts and sales channels for our products, and may result in labor shortages.

It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We will continue to monitor the COVID-19 situation closely, and intend to follow health and safety guidelines as they evolve.

We expect the ultimate significance of the impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the COVID-19 pandemic and the impact of governmental regulations that might be imposed in response. Our business could also be impacted should the disruptions from COVID-19 lead to changes in commercial behavior. The COVID-19 impact on the capital markets could impact our cost of borrowing. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our operations. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.

We have suffered operating losses since inception and we may not be able to achieve profitability.

At February 29, 2020, August 31, 2019 and August 31, 2018, we had an accumulated deficit of ($84,680,191), ($78,285,282), and ($62,497,396), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($6,394,908) for the six months ended February 29, 2020 and ($15,787,886) and ($15,641,029), as of the years ended August 31, 2019 and August 31, 2018, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

As of February 29, 2020, we had issued and outstanding notes in the principal amount of $1,158,640, promissory notes in the principal amount of $166,868 and convertible notes in the principal amount of $7,753,974 to certain private investors which have already matured and mature up until  March 30, 2024, and some are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

There is substantial doubt about our ability to continue as a going concern.

At February 29, 2020, we had not yet achieved profitable operations, had accumulated losses of ($84,680,191) since our inception and a working capital deficit of ($12,081,996), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2019 and 2018 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We currently have share purchase warrants to purchase 47,709,138 common shares outstanding at exercise prices ranging from US$0.14 to US$1.50 and options to purchase 9,808,333 common shares with a weighted average exercise price of CDN $1.20 and notes convertible into 36,590,875 common shares based on conversion prices ranging from $0.14 to $1.00 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of August 31, 2019, we had accumulated net operating losses (NOLs), of approximately CDN $79.0 million. Varying jurisdictional tax codes have restrictions on the use of NOLs, if a corporation undergoes an "ownership change," the corporation's ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership. Based upon an analysis of our equity ownership, we do not believe that we have experienced such ownership changes and therefore our annual utilization of our NOLs is not limited. However, should we experience additional ownership changes, our NOL carry forwards may be limited.

Our dependence on debt financing – the availability of which cannot be assured - may limit our flexibility in planning for, or reacting to, changes in our business and our industry.

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

We may incur substantial costs in pursuing future financing, which may adversely impact our financial condition

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 21, 2019, we issued to a private investor a convertible promissory note in the principal amount of $150,000. The note bears interest at 10% per annum and mature on August 21, 2020 and is convertible into common stock of the Company at a conversion price equal to 70% of the average of the two lowest bid prices over a period of 15 days prior to conversion.

On December 4, 2019, we issued to a private investor a convertible promissory note in the principal amount of $432,000 together with a warrant to purchase 2,117,520 common shares at an exercise price of $0.17 per share. The note bears interest at 10% per annum and mature four years from the date of closing. In connection with the offering, we issued the placement agent warrants to purchase 169,200 common shares. The outstanding principal amount of the note is secured by a line on bitumen reserves at the Asphalt Ridge.

On December 17, 2019, we issued to a private investor a convertible promissory note in the principal amount of $81,000. The note bears interest at 12% per annum and mature on December 17, 2020 and is convertible into common stock of the Company at a conversion price equal to 75% of the average of the three lowest bid prices over a period of 15 days prior to conversion.

On January 16, 2020, we issued to a private investor a convertible promissory note in the principal amount of $55,000 together with a warrant to purchase 357,142 shares of common stock at  an exercise price of $0.14 per share.. The note bears interest at 10% per annum and mature on January 16, 2021 and is convertible into common stock of the Company at a conversion price of $0.14 per share.

On January 20, 2020, we issued to a private investor a convertible promissory note in the principal amount of $42,500. The note bears interest at 10% per annum and mature on January 20, 2021 and is convertible into common stock of the Company at a conversion price equal to 70% of the average of the two lowest bid prices over a period of 20 days prior to conversion.

On March 30, 2020, we issued to a private investor a convertible promissory note in the principal amount of $471,000 together with a warrant to purchase 4,906,250 common shares at an exercise price of $0.15 per share. The note bears interest at 10% per annum and mature four years from the date of closing. In connection with the offering, we issued the placement agent warrants to purchase 392,500 common shares. The outstanding principal amount of the note is secured by a line on bitumen reserves at the Asphalt Ridge.

All offers and sales of securities within the United States and  to U.S. persons in each of the transactions set forth above were made in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the securities certificates issued in these transactions. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising. The net proceeds realized from these transactions have been used by the Company on its extraction technology in Asphalt Ridge and for working capital purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

We will commence open cast mining at our TMC site once our plant is fully operational. In terms of the additional disclosure required, we provide the following information.

1.	TMC Mining Operations:

The TMC mining operation is conducted at the TMC Mineral Lease on lands situated in or near Utah's Asphalt Ridge, an area located along the northern edge of the Uintah Basin and containing oil sands deposits located at or near the surface, particularly the acreage located in T5S-R21E (Section 25) and T5S-R22E (Section 31) where our Asphalt Ridge Mine #1 is located.

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

None

Item 5. Other Information.

Due to the outbreak of coronavirus disease 2019 (COVID-19), our Company has availed itself of an extension to file this Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 (the "Quarterly Report"), originally due on April 14, 2020, in reliance of an order issued by the Securities and Exchange Commission (the "SEC") on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the "Order"), regarding exemptions granted to certain public companies.

The Company's operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the rest of world, and thus the Company's business operations have been disrupted and it is unable to timely review and prepare the Company's financial statements for the quarter ended February 29, 2020.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus disease a "Public Health Emergency of International Concern," and on March 11, 2020, the World Health Organization characterized the outbreak as a "pandemic." In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. As a result, the Company's books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company's personnel, particularly its senior accounting staff, from obtaining access to its subsidiaries' books and records (including those of the Company's indirectly wholly-owned subsidiary, Petroteq Oil Sands Recovery, LLC) necessary to prepare the Company's unaudited condensed interim financial statements to be included in the Quarterly Report.

As such, the Company has relied upon the 45-day grace period provided by the SEC's Order to delay filing of this Quarterly Report.

Item 6. Exhibits

31.1	Certification of Aleksandr Blyumkin, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Aleksandr Blyumkin, Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	INS XBRL Instance Document (2)
101.SCH	SCH XBRL Taxonomy Extension Schema Document (2)
101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	LAB XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed herewith
(2)	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Petroteq Energy Inc.

/s/ Aleksandr Blyumkin
Aleksandr Blyumkin
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 3, 2020