Form 10-Q
period 2020-05-31
PETROTEQ ENERGY INC.
filed 2020-07-20
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Number of shares of common stock outstanding as of July 17, 2020 was 227,646,418.

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

PETROTEQ ENERGY INC.

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

May 31, 2020

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in US dollars

	Notes	May 31, 2020	August 31, 2019
		(Unaudited)
ASSETS
Current assets
Cash		$39,096	$50,719
Trade and other receivables	4	16,831	144,013
Current portion of advanced royalty payments	7	424,583	446,362
Ore inventory	6	141,792	176,792
Other inventory		39,085	39,038
Current portion of notes receivable	5	88,202	85,359
Prepaid expenses and other current assets	1	2,099,120	1,499,120
Total Current Assets		2,848,709	2,441,403

Non-Current assets
Advanced royalty payments	7	238,334	421,667
Notes receivable	5	631,531	760,384
Mineral leases	8	34,911,143	34,911,143
Investments	21	-	-
Property, plant and equipment	9	35,668,062	33,613,650
Intangible assets	10	707,671	707,671
Total Non-Current Assets		72,156,741	70,414,515
Total Assets		$75,005,450	$72,855,918

LIABILITIES
Current liabilities
Accounts payable	11	$2,507,573	$2,081,756
Accrued expenses	11	2,808,632	2,048,399
Ore Sale advances		283,976	283,976
Promissory notes		353,114	-
Federal relief notes		267,490	-
Current portion of long-term debt	12	1,089,237	1,057,163
Current portion of convertible debentures	13	7,351,238	6,188,872
Derivative liability	14	445,385	-
Related party payables	20(b)	408,960	50,000
Total Current Liabilities		15,515,605	11,710,166

Non-Current liabilities
Long-term debt	12	126,020	215,695
Convertible debentures	13	560,853	140,597
Reclamation and restoration provision	15	2,970,497	2,970,497
Total Non-Current Liabilities		3,657,370	3,326,789
Total Liabilities		19,172,975	15,036,955

Commitments and contingencies	24	-	-
SHAREHOLDERS’ EQUITY
Share capital	16,17,18	141,540,694	135,472,795
Subscription receipts		85,950	631,450
Deficit		(85,794,169)	(78,285,282)
Total Shareholders’ Equity		55,832,475	57,818,963
Total Liabilities and Shareholders’ Equity		$75,005,450	$72,855,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

Expressed in US dollars

	Notes	Three months ended May 31, 2020	Three months ended May 31, 2019	Nine months ended May 31, 2020	Nine months ended May 31, 2019
Revenues from hydrocarbon sales		$125,768	$38,088	$294,809	$59,335

Production and maintenance costs		152,164	664,411	1,557,936	729,641
Advance royalty payments	7	121,250	92,271	325,112	198,786
Gross Loss		(147,646)	(718,594)	(1,588,239)	(869,092)
Operating Expenses
Depreciation, depletion and amortization	9	11,523	21,799	97,365	54,316
Selling, general and administrative expenses		894,715	2,771,785	4,821,819	9,342,642
Financing costs, net		570,628	893,637	1,559,470	2,533,979
Derivative liability movements		(628,353)	-	31,532	-
Total expenses, net		848,513	3,687,221	6,510,186	11,930,937

Net loss from operations		(996,159)	(4,405,815)	(8,098,425)	(12,800,029)
(Loss) gain on settlement of liabilities		-	(80,337)	427,907	(98,475)
(Loss) gain on settlement of convertible debt		(53,130)		178,732	(99,547)
Impairment of investments		(75,000)		(75,000)
Interest income		10,311	35,973	57,900	94,896
Net loss before income tax and equity loss		(1,113,978)	(4,450,179)	(7,508,886)	(12,903,155)
Income tax expense		-	-	-	-
Equity loss from investment of Accord GR Energy, net of tax		-	(50,000)	-	(150,000)
Net loss and comprehensive loss		$(1,113,978)	$(4,500,179)	$(7,508,886)	$(13,053,155)
Weighted Average Number of Shares Outstanding – Basic and Diluted	19	203,481,170	121,268,807	199,246,870	92,527,789
Basic and Diluted Loss per Share		$(0.01)	$(0.04)	$(0.04)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and nine months ended May 31, 2020 and 2019

(Unaudited)

Expressed in US dollars

		Number of Shares	Share	Subscription		Shareholders’
	Notes	Outstanding	Capital	Receipts	Deficit	Equity
Balance at August 31, 2019		176,241,746	$135,472,795	$631,450	$(78,285,282)	$57,818,963
Settlement of acquisition obligation	21	250,000	75,000	-	-	75,000
Settlement of debentures	13(b)	1,111,111	200,000	-	-	200,000
Settlement of liabilities		3,243,666	705,687	-	-	705,687
Common shares subscriptions	16,18	17,002,446	2,753,874	(259,130)	-	2,494,744
Share-based payments	16(e)	90,000	28,500	-	-	28,500
Share-based compensation	17	-	178,157	-	-	178,157
Fair value of convertible debt warrants issued	18	-	310,422	-	-	310,422
Net loss		-	-	-	(3,182,671)	(3,182,671)
Balance at November 30, 2019		197,938,969	139,724,435	372,320	(81,467,953)	58,628,802
Settlement of liabilities		4,997,123	891,489	-	-	891,489
Reallocation of subscription receipts		-	-	(216,930)	-	(216,930)
Share based payments	16(d)	50,000	6,943	-	-	6,943
Share based compensation	17	-	229,059	-	-	229,059
Fair value of convertible debt warrants issued	18	-	184,888	-	-	184,888
Net loss		-	-	-	(3,212,238)	(3,212,238)
Balance at February 29, 2020		202,986,092	141,036,814	155,390	(84,680,191)	56,512,013
Reallocation of subscription receipts		-	-	(69,440)	-	(69,440)
Share based payments	16(d)	50,000	2,750	-	-	2,750
Share based compensation	17	-	229,059	-	-	229,059
Conversion of convertible debt	13	4,782,585	178,129	-	-	178,129
Fair value of convertible debt warrants issued	18	-	93,942	-	-	93,942
Net loss		-	-	-	(1,113,978)	(1,113,978)
Balance at May 31, 2020		207,818,677	$141,540,694	$85,950	$(85,794,169)	$55,832,475

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and nine months ended May 31, 2020 and 2019

(Unaudited)

Expressed in US dollars

		Number of Shares	Share	Subscription		Shareholders’
	Notes	Outstanding	Capital	Receipts	Deficit	Equity
Balance at August 31, 2018		85,163,631	$93,901,521	$996,401	$(61,968,522)	$32,929,400
Settlement of debentures		316,223	334,487	-	-	334,487
Settlement of liabilities		681,151	654,167	-	-	654,167
Common shares subscriptions		2,388,244	1,985,605	1,525,705	-	3,511,310
Share-based payments		1,300,000	1,327,915	-	-	1,327,915
Share-based compensation		-	229,060	-	-	229,060
Fair value of debt settlement warrants		-	383,496	-	-	383,496
Fair value of convertible debt warrants issued		-	514,327	-	-	514,327
Net loss		-	-	-	(4,929,106)	(4,929,106)
Balance at November 30, 2018		89,849,249	99,330,578	2,522,106	(66,897,628)	34,955,056
Settlement of debentures		145,788	90,117	-	-	90,117
Settlement of liabilities		1,688,477	789,501	-	-	789,501
Common shares subscriptions		14,476,335	6,050,299	(1,470,156)	-	4,580,143
Share-based payments		25,000	10,263	-	-	10,263
Share-based compensation		-	381,766	-	-	381,766
Fair value of convertible debt warrants issued		-	664,246	-	-	664,246
Net loss		-	-	-	(3,623,870)	(3,632,870)
Balance at February 28, 2019		106,184,849	107,845,644	1,051,950	(71,050,372)	37,847,222
Settlement of liabilities		17,846,406	10,023,368	-	-	10,023,368
Common share subscriptions		7,709,842	2,449,000	-	-	2,449,000
Share based payments		50,000	16,682	-	-	16,682
Share based compensation		-	305,413	-	-	305,413
Net loss		-	-	-	(4,500,179)	(4,500,179)
Balance at May 31, 2019		131,791,097	$120,640,107	$1,051,950	$(75,550,551)	$46,141,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Expressed in US dollars

	Nine months ended May 31, 2020	Nine months ended May 31, 2019
	(Unaudited)	(Unaudited)
Cash flow used for operating activities:
Net loss	$(7,508,886)	$(13,053,155)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	97,365	54,316
Amortization of debt discount	1,040,789	2,244,362
Amortization of prepaid royalties	325,112	198,786
Loss on conversion of debt	53,129	99,548
(Gain) loss on settlement of liabilities	(659,770)	98,474
Share-based compensation	636,275	1,377,615
Shares issued for services	38,193	-
Mark to market of derivative liabilities	31,532	-
Impairment of investments	75,000
Equity loss from investment in Accord GR Energy	-	150,000
Other	(13,998)	(100,375)
Changes in operating assets and liabilities:
Accounts payable	2,450,900	3,323,935
Accounts receivable	127,183	255,000
Accrued expenses	796,009	(147,758)
Prepaid expenses and deposits	10,000	(446,966)
Inventory	34,953	(206,869)
Net cash used in operating activities	(2,466,214)	(6,153,087)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(2,151,777)	(7,851,053)
Mineral rights deposits paid	(610,000)	(1,800,000)
Investment in notes receivable	(702,612)	(2,569,000)
Proceeds from notes receivable	1,125,522	333,877
Advance royalty payments	(120,000)	(300,000)
Net cash used in investing activities	(2,458,867)	(12,186,176)

Cash flows from financing activities:
Advances from related parties	358,960	24,436
Proceeds from Federal relief notes	267,490	-
Proceeds on private equity placements	2,208,374	10,540,453
Proceeds from promissory notes	348,154	-
Payments of long-term debt	(114,458)	(497,206)
Proceeds from long-term debt	-	517,000
Proceeds from convertible debt	1,949,938	5,618,750
Repayments of convertible debt	(105,000)	(400,000)
Net cash from financing activities	4,913,458	15,803,433

Decrease in cash	(11,623)	(2,535,830)
Cash, beginning of the period	50,719	2,640,001
Cash, end of the period	$39,096	$104,171
Supplemental disclosure of cash flow information
Cash paid for interest	$101,899	$60,062
Shares issued to settle liabilities	$1,597,176	$1,868,272
Shares issued on conversion of convertible debt	$378,129	$11,467,036
Shares issued to settle acquisition obligation	$75,000	$-
Value of warrants issued for convertible debt funding	$589,252	$1,178,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

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

Between March 14, 2019 and May 31, 2020, the Company made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the nine months ended May 31, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements of Petroteq for the year ended August 31, 2019, included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on December 16, 2019.

The unaudited condensed consolidated financial statements have been prepared on a historical cost basis except for certain financial assets and financial liabilities which are measured at fair value. The Company's reporting currency and the functional currency of all of its operations is the U.S. dollar, as it is the principal currency of the primary economic environment in which the Company operates. Accordingly, all amounts referred to in the notes to the unaudited condensed consolidated financial statements are in U.S. dollars unless stated otherwise.

The Company is an “SEC Issuer” as defined under National Instrument 52-107 “Accounting Principles and Audit Standards” as adopted by the Canadian Securities Administrators and is relying on the exemptions of Section 3.7 of NI 52-107 and of Section 1.4(8) of the Companion Policy to National Instrument 51-102 “Continuous Disclosure Obligations” (“NI 51-102CP”) which permits the Company to prepare its financial statements in accordance with U.S. GAAP for Canadian securities law reporting purposes.

The unaudited condensed consolidated financial statements were authorized for issue by the Board of Directors on July 20, 2020.

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

For the nine months ended May 31, 2020 and 2019

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

For the nine months ended May 31, 2020 and 2019

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

For the nine months ended May 31, 2020 and 2019

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

For the nine months ended May 31, 2020 and 2019

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

For the nine months ended May 31, 2020 and 2019

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

For the nine months ended May 31, 2020 and 2019

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842)

Effective September 1, 2019, the Company adopted the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The Company intends to use a transition method that applies the new lease standard at September 1, 2019 and recognizes any cumulative effect adjustments to the opening balance of fiscal year 2020 retained earnings. The Company intends to apply a policy election to exclude short-term leases from balance sheet recognition and also intends to elect certain practical expedients at adoption. As permitted under these expedients the Company will not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease.

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

The effects of this ASU on the Company’s financial statements is not considered to be material.

The FASB issued several updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

3.	GOING CONCERN

The Company has incurred losses for several years and, at May 31, 2020, has an accumulated deficit of $85,794,169, (August 31, 2019 - $78,285,282) and working capital deficiency of $12,666,896 (August 31, 2019 - $9,268,763). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	TRADE AND OTHER RECEIVABLES

The Company’s accounts receivables consist of:

	May 31, 2020	August 31, 2019

Trade receivables	$4,000	$-
Goods and services tax receivable	12,831	59,013
Other receivables	-	85,000
	$16,831	$144,013

Information about the Company’s exposure to credit risks for trade and other receivables is included in Note 26(a).

5.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

	Maturity Date	Interest Rate	May 31, 2020	August 31, 2019

Manhatten Enterprises	On Demand	5%	$76,000	$76,000
Strategic IR	August 20, 2021	5%	596,581	642,581
Beverly Pacific Holdings	August 20, 2021	5%	-	117,000
Interest accrued			47,152	10,162
			$719,733	$845,743

Disclosed as follows:
Current portion			$88,202	$85,359
Long-term portion			631,531	760,384
			$719,733	$845,743

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

5.	NOTES RECEIVABLE (continued)

Manhatten Enterprises

The Company advanced Manhatten Enterprises the sum of $75,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date and is currently on demand until a new agreement is negotiated.

Strategic IR

The Company advanced Strategic IR a total of $642,581 during the year ended August 31, 2019. This was memorialized by a promissory note that bears interest at 5% per annum and is repayable on August 20, 2021. During the nine months ended May 31, 2020, the Company advanced Strategic IR a further $125,000 and received repayments totalling $171,000. The balance owing at May 31, 2020 is $596,581 plus interest thereon of $34,950.

Beverly Pacific Holdings

The company advanced Beverly Pacific Holdings a net amount of $117,000 during the year ended August 31, 2019, memorialized by a promissory note that bears interest at 5% per annum and is repayable on August 8, 2021. During the current period, the Company advanced a further $577,612, which has subsequently been settled by Beverly Pacific. As of May 31, 2020, the balance owing to the Company is $0.

6.	ORE INVENTORY

The mining and crushing of bituminous sands has been contracted to an independent third party.

Due to the COVID-19 pandemic and the impact this has had on the country and the global economy, the Company has suspended production of hydrocarbon products and does not anticipate resuming production until oil prices return to sustainable profitable levels.

During the nine months ended May 31, 2020, the cost of mining, hauling and crushing the ore, amounting to $0 (2018 - $0), was recorded as the cost of the crushed ore inventory. The Company used approximately 5,000 yards of crushed ore during the nine months ended May 31, 2020.

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

As at May 31, 2020, the Company has paid advance royalties of $2,370,336 (August 31, 2019 - $2,250,336) to the lease holder, of which a total of $1,707,419 have been used to pay royalties as they have come due under the terms of the TMC Mineral Lease. During the nine months ended May 31, 2020, $120,000 in advance royalties were paid and $325,112 have been used to pay royalties which have come due. The royalties expensed have been recognized in cost of goods sold on the unaudited condensed consolidated statements of loss and comprehensive loss.

As at May 31, the Company expects to record minimum royalties paid of $424,583 from these advance royalties either against production royalties or for the royalties due within a twelve month period.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

8.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
Additions	-	-	23,800,000	23,800,000
August 31, 2019	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
May 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2018, 2019 and May 31, 2020	$-	$-	$-	$-

Carrying Amounts
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
May 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

(a)	TMC Mineral Lease

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

For the nine months ended May 31, 2020 and 2019

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

9.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2018	$23,101,035	$394,555	$23,495,590
Additions	12,454,792	43,613	12,498,405
August 31, 2019	35,555,827	438,168	35,993,995
Additions	2,146,085	5,692	2,151,777
May 31, 2020	$37,701,912	$443,860	$38,145,772

Accumulated Amortization
August 31, 2018	$2,148,214	$158,481	$2,306,695
Additions	-	73,650	73,650
August 31, 2019	2,148,214	232,131	2,380,345
Additions	-	97,365	97,365
May 31, 2020	$2,148,214	$329,496	$2,477,710

Carrying Amount
August 31, 2018	$20,952,821	$236,074	$21,188,895
August 31, 2019	$33,407,613	$206,037	$33,613,650
May 31, 2020	$35,536,698	$114,364	$35,668,062

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

The cost of construction includes capitalized borrowing costs for the nine months ended May 31, 2020 of $0 (August 31, 2019 - $2,190,309) and total capitalized borrowing costs as at May 31, 2020 of $4,421,055 (August 31, 2019 - $4,421,055).

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 1,000 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company re-evaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 10) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the nine months ended May 31, 2020 and  2019 as there has only been immaterial production during these periods.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

10.	INTANGIBLE ASSETS

Oil Extraction
Technologies
Cost
August 31, 2018	$809,869
Additions	-
August 31, 2019	809,869
Additions	-
May 31, 2020	$809,869

Accumulated Amortization
August 31, 2018	$102,198
Additions	-
August 31, 2019	102,198
Additions	-
May 31, 2020	$102,198

Carrying Amounts
August 31, 2018	$707,671
August 31, 2019	$707,671
May 31, 2020	$707,671

Oil Extraction Technologies

During the year ended August 31, 2012, the Company acquired a closed-loop solvent-based oil extraction technology which facilitates the extraction of oil from a wide range of bituminous sands and other hydrocarbon sediments. The Company has filed patents for this technology in the USA and Canada and has employed it in its oil extraction plant. The Company commenced partial production from its oil extraction plant on September 1, 2015 and was amortizing the cost of the technology over fifteen years, the expected life of the oil extraction plant. Since the Company has increased the capacity of the plant to 1,000 barrels daily during 2018, and expects to further expand the capacity to an additional 3,000 barrels daily, it determined that a more appropriate basis for the amortization of the technology is the units of production at the plant after commercial production begins again. No amortization of the technology was recorded during the nine months ended May 31, 2020 and 2019.

11.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at May 31, 2020 and August 31, 2019 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at May 31, 2020 and August 31, 2019 consist primarily of other operating expenses and interest accruals on long-term debt (Note 12) and convertible debentures (Note 13).

Information about the Company’s exposure to liquidity risk is included in Note 26(c).

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

12.	LONG-TERM DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2020	August 31, 2019

Private lenders	January 15, 2020	10.00%	$200,000	$200,000
Private lenders	January 31, 2020	10.00%	364,177	567,230
Private lenders	September 17, 2019	10.00%	100,000	100,000
Beverly Pacific Holdings	On demand	5.00%	259,910	-
Equipment loans	April 20, 2020 - November 7, 2021	4.30 - 12.36%	291,170	405,628

			$1,215,257	$1,272,858

The maturity date of the long-term debt is as follows:

	May 31, 2020	August 31, 2019

Principal classified as repayable within one year	$1,089,237	$1,057,163
Principal classified as repayable later than one year	126,020	215,695

	$1,215,257	$1,272,858

(a)	Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on January 15, 2020. The loan is guaranteed by the Chairman of the Board. The loan terms are currently being renegotiated.

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures initially bore interest at a rate of 12% per annum, were originally scheduled to mature on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018, bearing interest at 5% per annum. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company. On December 13, 2019, the maturity date of the non-convertible portion of the debenture was extended to January 31, 2020 and the interest rate was increased to 10% per annum. The terms of this loan are currently being renegotiated.

(iii)	On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matured on September 17, 2019 and bears interest at 10% per annum. As compensation for the debenture line of credit the Company issued 950,000 commitment shares to Bay Private Equity and a further 300,000 shares as a finder’s fee to a third party.

(b)	Beverly Pacific Holdings advanced the Company $259,910 during the period January 8, 2020 to March 13, 2020. The note bears interest at a rate of 5% per annum and is currently payable on demand.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

12.	LONG-TERM DEBT (continued)

(c)	Equipment loans

During April 2015, the Company entered into two equipment loan agreements in the aggregate amount of $282,384, with financial institutions to acquire equipment for the oil extraction facility. The loans had a term of 60 months and bore interest at rates between 4.3% and 4.9% per annum. Principal and interest were paid in monthly instalments. These loans were secured by the acquired assets.

On May 7, 2018, the Company entered into a negotiable promissory note and security agreement with Commercial Credit Group to acquire a crusher from Power Equipment Company for $660,959. An implied interest rate was calculated as 12.36% based on the timing of the initial repayment of $132,200 and subsequent 42 monthly instalments of $15,571. The terms of the note were renegotiated during June 2020, and the instalments were amended to $16,140 per month due to payments not being made during the pandemic. The promissory note is secured by the crusher.

13.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2020	August 31, 2019

GS Capital Partners	January 15, 2020	10.00%	$143,750	$143,750
Calvary Fund I LP	September 4, 2019	10.00%	-	250,000
Calvary Fund I LP	October 12, 2020	10.00%	220,000	250,000
SBI Investments LLC	October 15, 2020	10.00%	250,000	250,000
Bay Private Equity, Inc.	January 15, 2020	5.00%	2,900,000	2,900,000
Bay Private Equity, Inc.	January 15, 2020	5.00%	2,400,000	2,400,000
Cantone Asset Management LLC	October 19, 2020	7.00%	300,000	300,000
Calvary Fund I LP	August 29, 2020	3.30%	480,000	480,000
Cantone Asset Management LLC	December 17, 2020	7.00%	240,000	-
Cantone Asset Management LLC	January 14, 2021	7.00%	240,000	-
Private lender	October 29, 2020	10.00%	200,000	-
Petroleum Capital Funding LP	November 26, 2020	10.00%	318,000	-
Power Up Lending Group, Ltd.	October 11, 2020	12.00%	33,000	-
Power Up Lending Group, Ltd.	December 17, 2020	12.00%	81,000	-
Petroleum Capital Funding LP	December 4, 2023	10.00%	432,000	-
EMA Financial LLC	August 21, 2020	8.00%	150,000	-
Crown Bridge Partners, LLC	January 20, 2021	10.00%	42,500	-
SBI Investments LLC	January 16, 2021	10.00%	55,000	-
Petroleum Capital Funding LP	March 30, 2024	10.00%	471,000	-
Power Up Lending Group, Ltd.	December 17, 2020	12.00%	64,300	-

			9,020,550	6,973,750
Unamortized debt discount			(1,108,459)	(644,281)
Total loans			$7,912,091	$6,329,469

The maturity date of the convertible debentures are as follows:

	May 31, 2020	August 31, 2019

Principal classified as repayable within one year	$7,351,238	$6,188,872
Principal classified as repayable later than one year	560,853	140,597

	$7,912,091	$6,329,469

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

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

For the nine months ended May 31, 2020 and 2019

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

During December 2019, the maturity date was extended to January 15, 2020, the maturity date has not been extended further and the note is currently in default, management continue to negotiate the extension of the note with the lender.

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

During December 2019, the maturity date was extended to January 15, 2020, the maturity date has not been extended further and the note is currently in default, management continue to negotiate the extension of the note with the lender.

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

On September 19, 2019, the Company issued a convertible debenture of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000, and warrants exercisable for 952,380 common shares at an exercise price of $0.26 per share. The convertible debenture bears interest at 7% per annum and matures on December 17, 2020. The net proceeds of the convertible debenture may be converted to 952,380 common shares of the Company at a conversion price of $0.21 per share.

(j)	Cantone Asset Management, LLC

On October 14, 2019, the Company issued a convertible debenture of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000, and warrants exercisable for 1,176,470 common shares at an exercise price of $0.20 per share. The convertible debenture bears interest at 7% per annum and matures on January 14, 2021. The net proceeds of the convertible debenture may be converted to 1,176,470 common shares of the Company at a conversion price of $0.17 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(k)	Private investor

On October 29, 2019, the Company issued a convertible debenture of $200,000, and a one year warrant, expiring on October 29, 2020, exercisable for 555,555 common shares at an exercise price of $0.18 per share. The convertible debenture bears interest at 10.0% per annum and matures on October 29, 2020. The convertible debenture may be converted into 1,111,111 common shares of the Company at a conversion price of $0.18 per share.

(l)	Petroleum Capital Funding LP.

On November 26, 2019, further to a term sheet entered into with Petroleum Capital Funding LP (“PCF”), the Company realized gross proceeds of $265,000 from the private placement of a convertible debenture in the principal amount of $318,000. The convertible debentures were offered and sold with an original issue discount (“OID”) of 20%. The debentures were offered with 100% warrant coverage on the proceeds raised, excluding the OID. The convertible debentures bear interest at 10% per annum. The proceeds raised, net of the OID, will be convertible into common shares, and mature 4 years from the date of the first closing.

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

Between May 8, 2020 and May 27, 2020, the Company received conversion notices from Power Up, converting the aggregate principal sum of $125,000 into 4,782,585 shares of common stock at a conversion loss of $53,129.

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

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

13.	CONVERTIBLE DEBENTURES (continued)

(o)	Petroleum Capital Funding LP.

On December 4, 2019, the Company concluded its second closing as contemplated by the term sheet entered into with Petroleum Capital Funding per Note 13(l)  above for gross proceeds of $360,000, issuing a convertible debenture of $432,000. Warrants exercisable for 2,117,520 common shares, exercisable at $0.17 per share and maturing on December 4, 2023 and placement agent warrants exercisable over 169,200 common shares at an exercise price of $0.17 per share, maturing on December 4, 2023, were issued.

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

On January 20, 2020, the Company issued a convertible promissory note of $42,500, including an original issue discount of $6,000, for net proceeds of $35,000 after certain legal expenses. The note bears interest at 10% per annum and matures on January 20, 2021. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 70% of the lowest trading price during the previous twenty prior trading days.

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

(t)	Power Up Lending Group, Ltd.

On May 7, 2020, the Company issued a convertible promissory note of $64,300, including an original issue discount of $6,300, for net proceeds of $55,000 after certain legal expenses. The note bears interest at 12% per annum and matures on May 7, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

14.	DERIVATIVE LIABILITY

The short-term convertible note issued to several lenders, disclosed in note 13(m)(n)(p)(q) and (t), above have conversion rights that are linked to the Company’s stock price, typically at a factor ranging from 70% to 75% of an average stock price over a period ranging from 15 to 30 days. The number of shares issuable upon conversion of these convertible notes is therefore not determinable until conversion takes place. In order to estimate the potential impact of the conversion of these convertible notes, we calculate what the expected gain or loss would amount to, based on a Black Scholes valuation model which takes into account the following factors:

●	Historical share price volatility;

●	Maturity dates of the underlying securities being valued;

●	Risk free interest rates; and

●	Expected dividend policies of the Company.

This expected gain or loss gives rise to a derivative liability which is recorded as a gain or loss in the statement of loss and comprehensive loss with a corresponding liability recorded on the balance sheet.

The value of the derivative financial liabilities above was re-assessed at May 31, 2020 and a total of $628,353 was credited to the unaudited condensed consolidated statement of loss and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting period, with any movement thereon recorded in the statement of loss and comprehensive loss in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended May 31, 2020
Conversion price	CAD$0.04 to CAD$0.25
Risk free interest rate	0.18 to 2.12%
Expected life of derivative liability	6 to 9 months
Expected volatility of underlying stock	93.9 to 231.8%
Expected dividend rate	0%

The movement in derivative liability is as follows:

May 31, 2020

Opening balance	$-
Derivative financial liability arising from convertible notes	413,853
Fair value adjustment to derivative liability	31,532
$445,385

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

15.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2018	$371,340	$212,324	$583,664
Accretion expense	7,428	4,246	11,674
Re-evaluation of reclamation and restoration provision	119,716	2,255,443	2,375,159
Balance at August 31, 2019	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at May 31, 2020	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

16.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	207,818,677 common shares as at May 31, 2020.

(a)	Settlement of loans

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

On October 4, 2019, the Company cancelled 200,000 shares previously issued to an investor.

(d)	Convertible debt conversions

Between May 8, 2020 and May 27, 2020, in terms of conversion notices received, the Company issued 4,782,585 shares of common stock for convertible debt in the aggregate principal sum of $125,000.

(e)	Share based payments for services

Between October 28, 2019 and November 21, 2019, the Company issued 90,000 shares valued at $28,500 as compensation for professional services and labor rendered to the Company.

On February 21, 2020, the Company issued 50,000 shares valued at $6,943 as compensation for professional services rendered to the Company.

On May 20, 2020, the Company issued 50,000 shares valued at $2,750 as compensation for professional services rendered to the Company.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

16.	COMMON SHARES (continued)

(e)	Shares issued to settle investment obligations

On October 28, 2019, the Company issued 250,000 shares valued at $75,000 to settle the outstanding investment obligation in First Bitcoin Capital.

17.	STOCK OPTIONS

(a)	Stock option plan

The Company has a stock option plan which allows the Board of Directors of the Company to grant options to acquire common shares of the Company to directors, officers, key employees and consultants. The option price, term and vesting are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of the TSX Venture Exchange. The stock option plan is a 20% fixed number plan with a maximum of 40,607,218 common shares reserved for issue at May 31, 2020.

During the nine months ended May 31, 2020 and the year ended August 31, 2019, the Company did not grant any stock options to directors, officers and consultants of the Company.

During the nine months ended May 31, 2020 and 2019, the share-based compensation expense of $636,275 and $1,377,615 relates to the vesting of options granted during the year ended August 31, 2018.

(b)	Stock options

Stock option transactions under the stock option plan were:

	Nine months ended May 31, 2020			Year ended August 31, 2019
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,808,333	CAD$	1.20	9,858,333	CAD$	1.22
Options granted	-		-	-		-
Options expired	-		-	(50,000)	CAD$	4.80
Balance, end of period	9,808,333	CAD$	1.20	9,808,333	CAD$	1.20

Stock options outstanding and exercisable as at May 31,, 2020 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
February 1, 2026	CAD$	5.85	33,333	33,333
November 30, 2027	CAD$	2.27	1,425,000	1,425,000
June 5, 2028	CAD$	1.00	8,350,000	5,050,000
			9,808,333	6,508,333
Weighted average remaining contractual life			7.9 years	8.2 years

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

18.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at May 31, 2020 are:

Expiry Date	Exercise Price		Warrants Outstanding
June 7, 2020	US$	0.525	1,190,476
June 14, 2020	US$	1.50	329,080
July 5, 2020	US$	0.35	200,000
July 5, 2020	US$	0.30	200,000
July 26, 2020	US$	1.50	1,637,160
August 16, 2020	US$	0.22	352,940
August 28, 2020	US$	0.94	1,311,242
August 28, 2020	US$	1.00	246,913
August 28, 2020	US$	1.50	35,714
August 29, 2020	US$	0.15	2,666,666
September 6, 2020	US$	1.01	925,925
October 11, 2020	US$	1.35	510,204
October 11, 2020	US$	1.50	10,204
October 19, 2020	US$	0.24	1,315,789
October 29, 2020	US$	0.18	555,555
November 7, 2020	US$	0.61	20,408
November 7, 2020	US$	0.66	300,000
November 8, 2020	US$	1.01	918,355
December 7, 2020	US$	0.67	185,185
December 7, 2020	US$	1.50	3,188,735
December 17, 2020	US$	0.26	952,380
January 10, 2021	US$	1.50	1,437,557
January 11, 2021	US$	1.50	307,692
January 14,2021	US$	0.20	1,176,470
January 16, 2021	US$	0.14	357,142
Mar 29, 2021	US$	0.465	1,481,481
April 8, 2021	CAD$	4.73	57,756
May 22, 2021	US$	0.91	6,000,000
May 22, 2021	US$	0.30	1,133,333
May 22, 2021	US$	1.50	65,759
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
September 20, 2021	US$	0.23	1,111,111
September 30, 2021	US$	0.23	2,777,777
November 26, 2023	US$	0.17	1,683,230
December 4, 2023	US$	0.17	2,286,720
March 30, 2024	US$	0.08	392,500
March 30, 2024	US$	0.15	4,906,250
			50,660,474
Weighted average remaining contractual life			1.28 years
Weighted average exercise price	USD$	0.55

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

18.	SHARE PURCHASE WARRANTS (continued)

Warrants exercisable for 25,327 common shares at an exercise price of CAD$28.35 and warrants exercisable for 4,247,963 common shares at exercise prices ranging from $0.28 to $1.50 per share expired during the nine months ended May 31, 2020.

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

From December 4, 2019 to January 16, 2020, the Company issued warrants exercisable for 2,643,862 common shares at exercise prices ranging from $0.17 to $0.14 per share, to convertible debt note holders in terms of subscription unit agreements entered into with the convertible note holders (Note 13(r) and 13 (o)). The fair value of the warrants granted was estimated using the relative fair value method at between $0.03 to $0.08 per warrant.

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

On March 30, 2020, the Company issued warrants exercisable for 5,298,750 common shares at exercise prices ranging from $0.08 to $0.15 per share, to convertible debt note holders in terms of subscription unit agreements entered into with the convertible note holders (Note 13(s). The fair value of the warrants granted was estimated using the relative fair value method at $0.02 per warrant.

The share purchase warrants issued, during the nine months ended May 31, 2020, were valued at $838,807 using the relative fair value method. The fair value of share purchase warrants were estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

Nine months ended May 31, 2020
Share price	CAD$	0.05 to 0.385
Exercise price	CAD$	0.08 to 0.34
Expected share price volatility		99.7% to 127.9%
Risk-free interest rate		0.60% to 1.72%
Expected term		1-4 years

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

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

For the three and nine months ended May 31, 2020 and 2019, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the results of the computation was anti-dilutive:

	Three and nine months ended May 31, 2020	Three and nine months ended May 31, 2019

Share purchase options	9,808,333	9,808,333
Share purchase warrants	50,660,474	25,633,134
Convertible securities	39,593,517	11,084,020
	100,062,324	46,525,687

20.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Transactions with directors and officers

During the nine months ended May 31, 2020, no common shares were granted as compensation to key management and directors of the Company.

On September 19, 2019, the Chairman of the board subscribed for 696,153 common shares for gross proceeds of $90,500.

On October 31, 2019 and November 3, 2020, a director advanced the Company $50,000 and $25,000, respectively as a short-term loan. The loan is interest free and is expected to be repaid within three months.

(b)	Due to/from director and officers

On May 31, 2020, and August 31, 2019, the Company owed the chairman of the board $283,960 and $0,respectively, for short term loans advanced to the Company.

On May 31, 2020, the Company owed a director $125,000 for short term loans made to the Company. These loans are interest free and have no fixed repayment terms.

At May 31, 2020, $951,009 was due to members of key management and directors for unpaid salaries, expenses and directors’ fees (August 31, 2019 - $748,682).

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

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

Due to the cash constraints facing First Bitcoin Capital and management’s assessment of its future viability, the full value of the investment was impaired at May 31, 2020.

22.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Three months ended May 31, 2020	Three months ended May 31, 2019	Nine months ended May 31, 2020	Nine months ended May 31, 2019

Interest expense on borrowings	$200,028	$84,490	$491,968	$241,501
Amortization of debt discount	368,417	773,956	1,040,789	2,244,362
Other	2,183	35,191	26,713	48,116
	$570,628	$893,637	$1,559,470	$2,533,979

23.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the  nine months ended May 31, 2020 and 2019, oil extraction and processing operations and mining operations

The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the nine months ended May 31, 2020 and 2019.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

23.	SEGMENT INFORMATION (continued)

Other information about reportable segments are:

	May 31, 2020
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$2,152	$610	$2,762
Reportable segment assets	41,103	33,903	75,006
Reportable segment liabilities	$18,173	$1,000	$19,173

	May 31, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Additions to non-current assets	$7,851	$10,800	$18,651
Reportable segment assets	37,291	19,655	56,946
Reportable segment liabilities	$10,584	$169	$10,753

Segment operating results are as follows:

	May 31, 2020
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$74	$221	$295
Other production and maintenance costs	1,558	-	1,558
Advance royalty payments	-	325	325
Gross Loss	(1,484)	(104)	(1,588)
Expenses
Depreciation, depletion and amortization	(97)	-	(97)
Selling, general and administrative expenses	(4,818)	(4)	(4,822)
Financing costs, net	(1,560)	-	(1,560)
Derivative liability movements	(32)	-	(32)
Gain on settlement of liabilities	428		428
Gain on settlement of convertible debt	179	-	179
Impairment of investments	(75)		(75)
Interest income	58	-	58

Net loss	$(7,401)	$(108)	$(7,509)

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

23.	SEGMENT INFORMATION (continued)

	May 31, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$59	$-	$59
Other production and maintenance costs	729		729
Advance royalty payments	-	199	199
Gross Loss	(670)	(199)	(869)
Operating Expenses
Depreciation, depletion and amortization	(54)		(54)
Selling, general and administrative expenses	(9,330)	(13)	(9,343)
Financing costs, net	(2,534)	-	(2,534)
Loss on settlement of liabilities	(98)	-	(98)
Loss on settlement of convertible debt	(100)	-	(100)
Equity loss from investment of Accord GR Energy	(150)		(150)
Interest income	95	-	95
Net loss	$(12,841)	$(212)	$(13,053)

24.	COMMITMENTS

The Company has entered into an office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

Amount
2020	$14,823
2021	61,071
2022	62,903
2023	64,790
2024	66,734
270,321

For the nine months ended May 31, 2020, the Company made $60,231 (2019 - $26,100) in office lease payments.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

25.	MANAGEMENT OF CAPITAL

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

26.	MANAGEMENT OF FINANCIAL RISKS

The risks to which the Company’s financial instruments are exposed to are:

(a)	Credit risk

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

At May 31, 2020 and August 31, 2019, the Company had $12,000 and $0 in trade receivables, respectively and $719,733 and $845,743 in notes receivable, respectively. The Company considers its maximum exposure to credit risk to be its trade and other receivables and notes receivable. The Company expects to collect these amounts in full and has not provided an expected credit loss allowance against these amounts.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

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

At May 31, 2020

		Contractual cash flows
	Carrying		1 year		More than
(in ’000s of dollars)	amount	Total	or less	2 - 5 years	5 years
Accounts payable	$2,508	$2,508	$2,508	$-	$-
Accrued liabilities	2,809	2,809	2,809	-	-
Promissory notes	353	353	353
Federal relief notes	267	267	267
Convertible debenture	7,912	9,935	8,223	1,712	-
Long-term debt	1,215	1,292	1,147	145	-
	$15,064	$17,164	$15,307	$1,857	$-

27.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE

The Company’s primary listing is on the TSX Venture Exchange (“TSXV”). The consolidated financial statements filed on that exchange are now filed in terms of US GAAP. Previously the consolidated financial statements were filed in terms of International Financial Reporting Standards (“IFRS”).

The Company’s comparative consolidated financial statements were prepared using US GAAP, therefore a reconciliation of the comparative IFRS and US GAAP presentation was performed for the comparative period.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

27.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

The main differences between IFRS and US GAAP are as follows:

For the three months ended	May 31, 2019

Net loss and comprehensive loss in accordance with IFRS	$4,792,890

Share-based compensation	(248,912)
Debt issue costs	(43,799)
Net loss and comprehensive loss in accordance with US GAAP	$4,500,179

For the nine months ended	May 31, 2019

Net loss and comprehensive loss in accordance with IFRS	$13,747,997

Share-based compensation	(746,736)
Debt issue costs	51,894
Net loss and comprehensive loss in accordance with US GAAP	$13,053,155

May 31, 2019

Total shareholders’ equity in accordance with IFRS	$46,193,400

Components of share capital in accordance with IFRS
Share capital	100,109,913
Shares to be issued	1,068,000
Share option reserve	14,485,974
Share warrant reserve	6,246,032
121,909,919
Adjustment for:
Share-based compensation	(217,862)
Total share capital in accordance with US GAAP	121,692,057

Accumulated deficit in accordance with IFRS	(75,716,519)
Adjustment for:
Share-based compensation	217,862
Debt issue costs	(51,894)
Accumulated deficit in accordance with US GAAP	(75,550,551)

Shareholders equity in accordance with US GAAP	$46,141,506

PETROTEQ ENERGY INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended May 31, 2020 and 2019

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

Debt issue costs

The Company settled certain commitment fees and finder’s fees related to the issue of convertible notes by the issue of common shares valued at $1,276,980. Under IFRS, these debt issue costs were originally expensed in the three month period ended November 30, 2018 and subsequently recorded as a prepaid commitment fee in the nine month period ended May 31, 2019. Under IFRS this commitment fee is not directly linked to the convertible debt and is amortized on a straight-line basis over the commitment period.

In terms of US GAAP, the commitment fee and finder’s fee is regarded as directly related to the debt and is recorded as a debt discount which is amortized over the life of the debt, including any accelerated amortization due to repayment or early settlement of the debt.

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

For the nine months ended May 31, 2020 and 2019

Expressed in US dollars

28.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

(a)	Debt conversions

Between June 4, and June 24, 2020, a convertible debt holder converted $126,540 of principal into 7,471,090 shares at an average conversion price of $0.016 per share.

Between June 8, 2020 and June 30, 2020, a convertible debt holder converted $43,021 of principal into 3,800,000 shares at an average conversion price of $0.011 per share.

(b)	Financing Activity

On June 19, 2020, the Company issued a convertible promissory note of $82,500, including an original issue discount of $7,500, for net proceeds of $72,000 after certain legal expenses. The note bears interest at 12% per annum and matures on June 19, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest t3,800,000 shares at an average conversion price of $0.011 per share.

(c)	Other

Pursuant to an agreement entered into with a convertible debt holder, the Company intends to amend the conversion price applicable to the purchase price of the aggregate principal amount of convertible debentures totalling US$780,000 from US$0.17, US$0.19 and US$0.21 to US$0.037 per share.

In addition, the Company intends to amend the exercise price of three warrants issued to the convertible debt holder exercisable for up to 3,444,639 common shares of the Company from US$0.20, US$0.24 and US$0.26 to US$0.03 per share.

The Company has entered into executed share for debt agreements whereby it will issue 7,782,502 shares of common stock to settle debt of $304,309, including accrued interest thereon.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2020 and 2019

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

In US$’000’s)	Three months ended May 31, 2020	Three months ended May 31, 2019	Nine months ended May 31, 2020	Nine months ended May 31, 2019

Advanced royalty payment	$20	$100	$120	$300
Deposits paid on mineral rights	-	-	610	1,800
Construction of oil extraction plant	36	647	2,152	7,851
	$56	$747	$2,882	$9,951

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

In US$’000’s)	Three months ended May 31, 2020	Three months ended May 31, 2019	Nine months ended May 31, 2020	Nine months ended May 31, 2019

Advanced royalty payments applied or expired	$121	$92	$325	$199
Production and maintenance costs	152	664	1,558	730
	$273	$756	$1,883	$929

Proven reserves

The Company does not have any proven hydrocarbon reserves as of May 31, 2020 and August 31, 2019.

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

Overview and financial condition

Overview

Since our corporate reorganization and agreement to dispose of our interest in MCW Fuels, Inc., which was effective May 13, 2015 and for which regulatory approval was received on June 19, 2015, we have had one wholly-owned subsidiary, Petroteq Energy CA, LLC. (“PCA”), which has three wholly-owned active subsidiary companies, Petroteq Oil Sands Recovery, LLC. (“POSR”), TMC Capital LLC (“TMC”) and Petrobloq LLC (“Petrobloq”). We are now primarily focused on developing our oil sands extraction and processing business and related mining interests.

Through our wholly-owned subsidiary PCA, and its two subsidiaries POSR and TMC, we are in the business of oil sands mining operations on the TMC Mineral Lease, where we process mined oil sands ores and sediments using our proprietary extraction technology (“the Extraction Technology”) to produce finished crude oil and hydrocarbon products. Our primary extraction and processing operations are conducted at our Asphalt Ridge processing facility located on the TMC Mineral Lease in Uintah County, Utah, which is owned/operated by POSR. Our Asphalt Ridge processing facility uses the Extraction Technology in the extraction, production and upgrade of oil extracted from oil sands and was recently relocated to the TMC Mineral Lease (near our Asphalt Ridge Mine) to improve logistical and processing efficiencies in the oil sands recovery process. After relocating our processing facility from the site of its initial operation in 2015 as a pilot plant, we restarted our oil sands mining and processing operations at the end of May 2018 and completed our expansion project to increase production to at least 1,000 barrels of oil per day during the last quarter of fiscal 2019. We tested the plant in the first quarter of fiscal 2020 (the quarter ended November 30, 2019) and we expected to generate revenue from the sale of hydrocarbon products from the third quarter ended May 31, 2020. However due to the current COVID-19 pandemic and the impact this has had on the country and the global economy, we have suspended production of hydrocarbon products, and do not plan to resume production until oil prices return to sustainable profitable levels. Even once we resume production, we anticipate that our revenue will be limited until we are at full production. We expect that we will require additional capital to continue our operations and planned growth. There can be no assurance that funding will be available if needed or that the terms will be acceptable.

PQE owns the intellectual property rights to the Extraction Technology, which is used at our Asphalt Ridge processing facility to extract, upgrade and produce crude oil and hydrocarbon products from oil sands utilizing a closed-loop solvent based extraction system.

On July 2, 2020, subsequent to the period covered by this report, TomCo Energy PLC (“TomCo”) announced that, following the establishment by TomCo of a joint venture company, Greenfield Energy LLC (“Greenfield”) with Valkor LLC (“Valkor”) on June 17, 2020, Greenfield will take over the management and operations of our oil sands plant at Asphalt Ridge, Utah. According to TomCo’s announcement, Greenfield is planning to make certain upgrades to the plant and undertake tests to assess its potential commerciality. Valkor remains party to a non-exclusive technology licensing agreement with PQE dated July 2, 2019, as amended, in respect of the plant.

Our primary mineral lease, the TMC Mineral Lease, is held by TMC and covers approximately 1,229.82 acres of land in the Asphalt Ridge area of eastern Utah. In June 2018, we finalized the acquisition at auction of a 100% interest in the SITLA Leases, consisting of two oil sands mineral leases issued to POSR by the State of Utah’s School and Institutional Trust Land Administration (SITLA), encompassing a total of 1,311.94 acres of land that largely adjoin our TMC Mineral Lease in the Asphalt Ridge area. In April 2019 TMC acquired a 50% interest in the operating rights under five federal U.S. Department of Interior’s Bureau of Land Management (“BLM”) onshore mineral leases encompassing a total of 5,960 acres (2,980 net acres) located in eastern and south-eastern Utah.

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

Between March 14, 2019 and May 31, 2020, we made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by the $1,907,000 cash deposit, with the balance of $1,093,000 still outstanding.

Results of Operations for the three months ended May 31, 2020 and May 31, 2019

Net Revenue, Cost of Sales and Gross Loss

The Company is fine tuning its processes to ensure continuous production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the quarter ended May 31, 2020 of $125,768 represents the sale of asphalt to the State of Utah. Prior to August 31, 2019, we had only sold test production to determine the quality of our processed product. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019). Due to the COVID-19 pandemic, and the recent volatility in oil prices, the Company initially reduced operations to a single shift per day to maintain production with the intention of storing product until hydrocarbon prices stabilize. Recently, the Company suspended production of hydrocarbon products completely, and does not plan to resume production until oil prices return to sustainable profitable levels.

The cost of sales during the three months ended May 31, 2020 and 2019 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure. During the current period, production related costs have been expensed as the plant expansion has been completed and we expect to generate commercial production when the oil markets stabilize.

Expenses

Expenses were $848,513 and $3,687,221 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $2,838,708 or 77.0%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $11,522 and $21,799 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $10,277 or 47.1%. The decrease is primarily due to certain assets becoming fully depreciated during the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses was $894,715 and $2,771,785 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $1,877,070 or 67.7%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $245,635 and $1,505,147 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $1,259,512 or 83.7%. The decrease is primarily related to a reduction in consulting fees as the plant and operations were affected by the COVID-19 pandemic, with production temporarily halted due to the current turmoil in oil prices.

b.	Travel and promotional fees was $19,142 and $256,770 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $236,728 or 92.5%, the decrease is due to a reduction in investor relations and public relations expenses due to a concerted effort to conserve cash and the impact that the COVID-19 pandemic has had on the operations.

c.	Salaries and wages was $215,604 and $513,529 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $297,925 or 58.0%. The decrease is primarily due to the cessation of production at our Utah facility which was impacted by the COVID-19 pandemic and the resultant impact on global energy prices.

d.	Stock based compensation was $229,059 and $305,413 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $76,354 or 25.0%, primarily due to the vesting of certain options issued in the prior period.

e.	General and administrative expenses was $68,650 and $235,926 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $167,276 or 70.9%. The decrease in general and administrative expenses is directly related to the impact that the COVID-19 pandemic has had on the business and the ability to fund operations, operating costs were reduced to essential expenses only.

Financing costs

Financing costs was $570,628 and $893,637 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $323,009 or 36.1%. Financing costs includes; (i) interest expense of $200,028 and $84,490 for the three months ended May 31, 2020 and 2019, respectively, an increase of $115,538, is attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $368,417 and $773,956 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $405,539, primarily due to the significant debt discount incurred in the prior fiscal period on the Bay Private Equity debt placements and the subsequent amortization thereof; and (iii) other finance related expense of $2,183 and $35,191 for the three months ended May 31, 2020 and 2019, respectively.

Mark to market of derivative liability

The mark to market of the derivative liability was $(628,353) and $0 for the three months ended May 31, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of May 31, 2020, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Net loss from operations

Net loss from operations was $996,158 and $4,405,815 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $3,409,657 or 77.4%. The decrease is primarily due to the reduction in expenses, as discussed above.

Loss on settlement of liabilities

Loss on settlement of liabilities was $0 and $80,337 for the three months ended May 31, 2020 and 2019. Several trade liabilities were settled during the prior period at a premium to current market prices.

Loss on settlement of convertible debt

Loss on settlement of convertible debt of $53,130 and $0 for the three months ended May 31, 2020 and 2019, respectively, an increase of $53,130. The loss is a result of convertible debt with conversion prices at below market value being converted into equity during the current period.

Impairment of investment

Impairment of investment of $75,000 and $0 for the three months ended May 31, 2020 and 2019, respectively, an increase of $75,000. The investment in First Bitcoin Capital was impaired during the current period as management performed an assessment on the future viability of this business and determined that there was insufficient resources to support the business model.

Interest income

Interest income was $10,311 and $35,973 for the three months ended May 31, 2020 and 2019, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss before income tax and equity loss

Net loss before income tax and equity loss was $1,113,977 and $4,450,179 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $3,336,202 or 75.0%. The decrease is primarily due to the reduction in expenses, as discussed above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax was $0 and $50,000 for the three months ended May 31, 2020 and 2019, respectively. We provided a 100% of the carrying amount of our investment on August 31, 2019 due to the lack of activity and adequate investment in this venture. The prior year charge represented an estimate of our share of the ongoing operating losses for the three months ended May 31, 2019.

Net loss and comprehensive loss

Net loss and comprehensive loss was $1,113,977 and $4,500,179 for the three months ended May 31, 2020 and 2019, respectively, a decrease of $3,386,202 or 75.2% as discussed above.

Results of Operations for the nine months ended May 31, 2020 and May 31, 2019

Net Revenue, Cost of Sales and Gross Loss

The Company is fine tuning its processes to ensure continuous production on its 1,000 barrel per day plant and continuing with its expansion project to increase production capacity by an additional 3,000 barrels per day. Revenue generation during the nine months ended May 31, 2020 of $294,809 represents the sale of hydrocarbon products to refineries of $73,541 and sales of asphalt to the State of Utah amounting to $221,268. Prior to August 31, 2019, we had only sold test production to determine the quality of our processed product. We commenced commercial production during the first quarter of fiscal 2020 (the quarter ending November 30, 2019). Due to the COVID-19 pandemic, and the recent volatility in oil prices, the Company initially reduced operations to a single shift per day to maintain production with the intention of storing product until hydrocarbon prices stabilize. Recently, the Company suspended production of hydrocarbon products completely, and does not plan to resume production until oil prices return to sustainable profitable levels.

The cost of sales during the nine months ended May 31, 2020 and 2019 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure. During the current period, production related costs have been expensed as the plant expansion has been completed and we expect to generate commercial production when the oil markets stabilize.

Expenses

Expenses were $6,510,187 and $11,930,937 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $5,420,750 or 44.4%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $97,365 and $54,316 for the nine months ended May 31, 2020 and 2019, respectively, an increase of $43,049 or 79.2%. The increase is primarily due to the accelerated amortization of leasehold improvements which were incurred at premises previously occupied by the Company, prior to relocating to the current corporate office in Sherman Oaks, California.

Selling, general and administrative expenses

Selling, general and administrative expenses was $4,821,820 and $9,342,642 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $4,520,822 or 48.4%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $1,818,800 and $4,705,572 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $2,886,772 or 61.3%. The decrease is primarily related to legal fees incurred in the prior fiscal period of $1,342,572 compared to $350,873 in the current fiscal period, a decrease of $991,699 related to the various fund raising initiatives undertaken by the Company in the prior fiscal period. Other professional fees was $1,467,927 in the current fiscal period and $3,363,000 in the prior fiscal period, a decrease of $1,895,073, the decrease is due to lower consulting expenses incurred on strategy and marketing efforts as we focused all of our attention on increasing our production capacity and readying the plant for commercial production.

b.	Travel and promotional fees was $651,515 and $1,959,186 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $1,307,671, the decrease is due to a concerted effort to conserve cash. Due to the cessation of production at the plant, which decision was made based on the Covie-19 pandemic and the global turmoil in energy markets as a result of the pandemic, marketing and promotional activity was effectively curtailed to minimum effort and travel was significantly reduced primarily due to the pandemic.

c.	Salaries and wages was $710,275 and $1,042,232 for the nine months ended May 31, 2020 and 2019, a decrease of $331,957 or 31.9%. The decrease is due to the impact of the pandemic on the operations and the reduction of all but essential production staff at the Utah facility.

d.	Stock based compensation was $636,275 and $916,239 for the nine months ended May 31, 2020 and 2019, a decrease of $279,964, primarily due to the vesting of certain options issued in the prior period.

e.	General and administrative expenses were $981,812 and $605,608 for the nine months ended May 31, 2020 and 2019, respectively, an increase of $376,204 or 62.1%. The overall increase was due to an increase in activity in the first quarter of the current fiscal year while the plant was preparing for commercial production. This has since reduced significantly due to the effects of the COVID-19 pandemic and the efforts made in keeping costs under control to conserve cash.

Financing costs

Financing costs was $1,559,470 and $2,533,979 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $934,509 or 36.9%. Financing costs includes; (i) interest expense of $491,968 and $241,501 for the nine months ended May 31, 2020 and 2019, respectively, an increase of $250,467, attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $1,040,789 and $2,244,362 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $1,203,573, primarily due to the significant debt discount incurred in the prior fiscal period on the Bay Private Equity debt placements and the subsequent amortization thereof; and (iii) other finance related expense of $26,713 and $48,116 for the nine months ended May 31, 2020 and 2019, respectively.

Mark to market of derivative liability

The mark to market of the derivative liability was $31,532 and $0 for the nine months ended May 31, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of May 31, 2020, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Net loss from operations

Net loss from operations was $8,098,426 and $12,800,029 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $4,701,603 or 36.7%. The decrease is primarily due to the reduction in selling, general and administrative expenses and the reduction in financing costs, offset by an increase in production and maintenance costs.

Gain (loss) on settlement of liabilities

Gain on settlement of liabilities was $427,907 and loss on settlement of liabilities was $(98,475) for the nine months ended May 31, 2020 and 2019, respectively, an increase of $526,382. Several trade liabilities were settled during the current period at a premium to current market prices.

Gain (Loss) on settlement of convertible debt

Gain on settlement of convertible debt of $176,732 and loss on settlement of convertible debt of $(99,547) for the nine months ended May 31, 2020 and 2019, respectively, an increase of $276,279. Convertible debt was settled at a premium to current market prices during the current period.

Interest income

Interest income was $57,900 and $94,896 for the nine months ended May 31, 2020 and 2019, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss before income tax and equity loss

Net loss before income tax and equity loss was $7,508,886 and $12,903,155 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $5,394,269 or 41.8%. The decrease is primarily due to the reduction in expenses, offset by the increase in production and maintenance costs, as discussed above.

Equity loss from investment in Accord GR Energy, net of tax

Equity loss from investment in Accord GR Energy, net of tax was $0 and $150,000 for the nine months ended May 31, 2020 and 2019, respectively. We provided a 100% of the carrying amount of our investment on August 31, 2019 due to the lack of activity and adequate investment in this venture. The prior year charge represented an estimate of our share of the ongoing operating losses for the nine months ended May 31, 2019.

Net loss and comprehensive loss

Net loss and comprehensive loss was $7,508,886 and $13,053,155 for the nine months ended May 31, 2020 and 2019, respectively, a decrease of $5,544,269 or 42.5% as discussed above.

Liquidity and Capital Resources

As at May 31 2020, we had cash of approximately $39,096. We also had a working capital deficiency of approximately $12,666,896, due primarily to accounts payable, short term debt, convertible debentures and accrued interest thereon which remain outstanding as of May 31, 2020. During the nine months ended May 31, 2020, we raised $2,208,374 in private placements, and a further $1,949,938 in convertible debt, which was offset by the repayment of convertible debt in the aggregate amount of $105,000. These funds were primarily used on to fund the expansion of the plant, the acquisition of mineral rights, the investment in notes receivable and for working capital purposes.

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

We also intend to construct two new oil extraction facilities and expand the existing facility. Each facility is estimated to cost $10,000,000 each.

Other Commitments

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at May 31, 2020, include:

Contractual Obligations	Total ($ millions)	Up to 1 Year ($ millions)	2 - 5 Years ($ millions)	After 5 Years ($ millions)
Convertible Debt[1]	9.9	8.2	1.7	-
Promissory notes	0.4	0.4	-	-
Debt[2]	1.3	1.1	0.2	-
Total Contractual Obligations	11.6	9.7	1.9	-

[1]	Amount includes estimated interest payments. The recorded amount as at May 31, 2020 was approximately $7.9 million.

[2]	Amount includes estimated interest payments. The recorded amount as at May 31, 2020 was approximately $1.2 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (“COVID-19”), which could have a material adverse effect on our business and results of operations.

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. The pandemic has had a material adverse effect on our operations. We have scaled back to a skeleton crew and we have suspended production of hydrocarbon products, because of the effects of the recent decline in oil pricing, we are no longer operating (in terms of the cost to produce and sell oil, excluding G&A) on a breakeven basis. We do not plan to resume production until oil prices return to sustainable profitable levels.

Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. Government-imposed restrictions on travel and other “social-distancing” measures such restrictions on assembly of groups of persons, have the potential to disrupt supply chains for parts and sales channels for our products, and may result in labor shortages.

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

At May 31, 2020, August 31, 2019 and August 31, 2018, we had an accumulated deficit of ($85,794,169), ($78,285,282), and ($62,497,396), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($7,508,886) for the nine months ended May 31, 2020 and ($15,787,886) and ($15,641,029), as of the years ended August 31, 2019 and August 31, 2018, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

As of May 31, 2020, we had issued and outstanding notes in the principal amount of $1,215,257, promissory notes in the principal amount of $353,114 and convertible notes in the principal amount of $7,912,091 to certain private investors which have already matured and mature up until  March 30, 2024, and some are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

There is substantial doubt about our ability to continue as a going concern.

At May 31, 2020, we had not yet achieved profitable operations, had accumulated losses of ($85,794,169) since our inception and a working capital deficit of ($12,666,896), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2019 and 2018 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We currently have share purchase warrants to purchase 50,660,474 common shares outstanding at exercise prices ranging from US$0.08 to US$1.50 and options to purchase 9,808,333 common shares with a weighted average exercise price of CDN $1.20 and notes convertible into 39,593,517 common shares based on conversion prices ranging from $0.03 to $1.00 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

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

We may be subject to liability for failure to comply with the requirements of Regulation 14A under the Securities Exchange Act of 1934.

Through inadvertence, we did not comply with the requirements of Regulation 14A under the Exchange Act in connection with the annual and special meeting of our shareholders held on December 13, 2019 (the Meeting”). In particular: (a) the proxy statement prepared by our management complied with applicable Canadian proxy rules but failed to meet the form and disclosure requirements for proxy statements prescribed by Schedule 14A under the Exchange Act; (b) since item 4 of the agenda for the Meeting (approval of our Company’s advance notice by-law) and agenda item 5 (approval of a proposed consolidation (reverse split) of our outstanding common shares) are not among the routine matters excepted from Exchange Act Rule 14a-6, we were required but failed to file a preliminary copy of the proxy statement with the United States Securities and Exchange Commission at least 10 calendar days prior to the date on which the definitive proxy statement was sent to our Company’s shareholders, and thereby failed to give Staff at the SEC an opportunity to review and comment on the proxy statement; and (c) we proceeded under the Canadian “notice-and-access” rules for electronic posting of proxy materials rather than in compliance with Rule 14a-16 under the Exchange Act. In addition, we failed to timely comply with its obligation to file a current report on Form 8-K reporting on the results of the Meeting no later than December 19, 2019 (being the fourth business day following the date of the Meeting).

As a result of our failure to comply with Regulation 14A, the SEC may bring an enforcement action or commence litigation against us. If any claims or actions were to be brought against us relating to our lack of compliance with Regulation 14A, we could be subject to penalties, required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation. However, we believe that the potential for any claims or actions is not probable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2020, the Company issued a convertible promissory note of $64,300, including an original issue discount of $6,300, for net proceeds of $55,000 after certain legal expenses. The note bears interest at 12% per annum and matures on May 7, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three bid prices during the previous fifteen prior trading days.

On June 19, 2020, the Company issued a convertible promissory note of $82,500, including an original issue discount of $7,500, for net proceeds of $72,000 after certain legal expenses. The note bears interest at 12% per annum and matures on June 19, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

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

Item 3. Defaults Upon Senior Securities.

As of May 31, 2020, we are in default on the following indebtedness.

A note in the aggregate principal amount of $200,000 due to a private lender matured on January 15, 2020. We are currently negotiating the extension of the maturity date with the lender, there is no penalty interest associated with this note..

Notes in the aggregate principal amount of $364,177 matured on January 31, 2020. We are currently negotiating a settlement of these notes, there is no penalty interest associated with this note.

A note in the principal aggregate amount of $100,000 matured on September 17, 2019. We are in negotiations to extend the term of this note, there is no penalty interest associated with this note.

A convertible debenture with the aggregate principal amount outstanding of $143,750 matured on January 15, 2020, we are currently in default under this note. There is no default interest rate associated with this note and the note holder has the right to enforce the repayment of the note or the guarantee against our chairman.

Two convertible notes due to Bay Private Equity, Inc. in the aggregate principal sum of $2,900,000 and $2,400,000 which matured on January 15, 2020. These notes currently earn default interest at 15% per annum. We are negotiating the settlement of these notes with the note holders.

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

Not applicable.

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

Date: July 20, 2020