Form 10-K
period 2020-08-31
PETROTEQ ENERGY INC.
filed 2020-12-15
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the TSX Venture Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (CAD$0.0950 converted to US$0.0707 on February 28, 2020) was approximately: [(202,986,092 shares i/o – affiliate shares) X $0.0707] $[●]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of December 14, 2020 was XXX.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “Petroteq,” the “Company,” “we,” “us” and “our” refer to Petroteq Energy Inc.

PETROTEQ ENERGY INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

We are a holding company organized under the laws of Ontario, Canada, that is engaged in various aspects of the oil and gas industry. Our primary focus is on the development and implementation of our proprietary oil sands mining and processing technology to recover oil from surface mined bitumen deposits. Our wholly-owned subsidiary, Petroteq Energy CA, Inc., a California corporation (“PCA”), conducts our oil sands extraction business through two wholly owned operating companies, Petroteq Oil Sands Recovery, LLC, a Utah limited liability company (“POSR”), and TMC Capital, LLC, a Utah limited liability company (“TMC”). Another subsidiary, Petrobloq LLC, a California limited liability company (“Petrobloq”), also wholly owned by Petroteq, is currently dormant.

OIL SANDS MINING & PROCESSING

Through our wholly-owned subsidiary PCA, and its two subsidiaries POSR and TMC, we are in the business of oil sands mining operations on the TMC Mineral Lease (as defined and described below) in Uintah County, Utah, where we process mined oil sands ores using our proprietary extraction technology (the “Extraction Technology”) to produce crude oil and hydrocarbon products. Our primary extraction and processing operations are conducted at our Asphalt Ridge processing facility, which is owned by POSR.

Petroteq owns the intellectual property rights to the Extraction Technology which is used at our Asphalt ridge processing facility to extract and produce crude oil from oil sands utilizing a closed-loop solvent based extraction system.

The processing facility, which initially commenced operations as a pilot plant in 2015, was relocated from its original site near Maeser, Utah, to the lands then covered by a Mining and Mineral Lease Agreement dated as of July 1, 2013, between Asphalt Ridge, Inc., as lessor, and TMC, as lessee, (the “Original TMC Mineral Lease”), near our Asphalt Ridge Mine, in 2017 to improve logistical and processing efficiencies in the oil sands recovery process. The relocation of our processing facility occurred during a temporary suspension of our oil sands mining and processing operations that we had initiated in 2016 in the face of a sharp decline in world oil prices. We restarted operations at the end of May 2018, and completed expansion work on the processing facility to increase production to 400-500 barrels of oil per day during the last quarter of fiscal 2019 (the quarter ended August 31, 2019). We continued testing the expanded plant in the first quarter of fiscal 2020 (the quarter ended November 30, 2019) and determined that a number of equipment upgrades were required to support continuous operation of the plant. As discussed below, such upgrades were completed by Greenfield Energy LLC (“Greenfield”) in December 2020.

We had expected to generate revenue from the sale of hydrocarbon products commencing in the third quarter ended May 31, 2020. However, due to the COVID-19 pandemic and volatility in oil prices, we reduced operations to a single shift per day during the quarter ended February 29, 2020, and ultimately suspended production of hydrocarbon products during the quarter ended May 31, 2020.

On July 2, 2020, TomCo Energy PLC (“TomCo”) announced that, following the establishment by TomCo of Greenfield as a joint venture company with Valkor LLC (“Valkor”) on June 17, 2020, Greenfield would take over the management and operations of our Asphalt Ridge processing facility. Valkor remains party to a non-exclusive technology licensing agreement with Petroteq dated July 2, 2019, as amended, in respect of the plant.

Since assuming responsibility for the management of the Asphalt Ridge facility in July 2020, Greenfield has made certain upgrades to the plant to improve its capacity and reliability, and is undertaking tests to assess its potential commerciality. All critical equipment has been received and installed at the plant. In addition, buildings have been erected over the nitrogen system and the vapor recovery system, and wind-walls have been erected at the mixing tank area and decanter deck, to better allow for operations during winter months. Pressure testing of piping systems is currently underway as part of plant pre-commissioning activities in preparation for plant start-up, which is expected to occur in late December 2020.

The Company expects that Greenfield will also be in a position to restart mining and ore handling operations in late December 2020. All site personnel completed mandatory Mine Safety and Health Administration (MSHA) training in late November 2020, and rental equipment needed for ore crushing and handling has arrived on site. Valkor has completed its evaluation of recently received mining quotations and has selected a mining contractor. The mining contract has been executed and the mining contractor has already begun mobilizing equipment to site. After initial work to prepare the site, it is expected that mining of oil sands ore will begin in late December 2020.

Even once we resume production, we anticipate that our revenue will be limited until we are at full production. We expect that we will require additional capital to continue our operations and planned growth.

As announced by TomCo on September 16, 2020, the board of TomCo believes that the Pre-FEED (Front-End Engineering and Design) Report prepared by Crosstrails Engineering LLC, a subsidiary of Valkor, provides a high level of confidence that the processes being utilized at the Asphalt Ridge processing facility can be scaled up to enable commercial production of 10,000 barrels of oil per day from a single site. Proof of commerciality though is subject to the successful completion of the upgrade works to the plant, that are currently being completed prior to its restart, and the associated trials to demonstrate the commerciality of the processes used in Petroteq's Extraction Technology process and the identification and securing of a suitable site for a commercial scale plant.

Once the Asphalt Ridge processing facility has been restarted, Petroteq intends to undertake a series of associated tests and trials, to be verified by an independent third party, to demonstrate both the commerciality of the Extraction Technology process and validate the proposed design for the commercial scale plant, thereby enabling Greenfield to move forward with the final FEED report for a 10,000 barrels of oil per day plant.

In addition, Greenfield has announced that, following the restart of the Asphalt Ridge processing facility, it intends to start working with Quadrise Fuels International plc, regarding a trial of Quadrise's MSAR® technology at the plant. This will initially comprise the supply of oil samples produced by at the plant to Quadrise to enable them to undertake test work in the United Kingdom to finalize the required MSAR® formulations, before the planned on-site demonstration trial to produce approximately 600 barrels (100 tonnes) of MSAR®. MSAR® is a low viscosity oil-in-water emulsified synthetic heavy fuel oil (“HFO”). It is manufactured using Quadrise’s proprietary technology to mix heavy residual oils with small amounts of specialist chemicals and water to a bespoke formulation. According to Quadrise, the resulting emulsion contains approximately 30% water and less than 1% chemicals. The emulsion is a low viscosity liquid at room temperature, which makes it easier to handle and reduces the heating costs for storing, transportation and use in comparison to HFOs.

As announced by the Company on November 17, 2020, Greenfield has executed a non-exclusive, multi-site license with Petroteq (the “Greenfield License”). The Greenfield License has been granted in consideration for the funding that Greenfield has provided to date in respect of the upgrades to the Asphalt Ridge processing facility, in the aggregate amount of $2,000,000. The Greenfield License will allow Greenfield to use the Extraction Technology in any future oil sands plants built by Greenfield in the United States. The Greenfield License also clarifies the ownership of any intellectual property developed as a result of the Asphalt Ridge processing facility upgrade and associated trials or otherwise developed by Greenfield in the future. Any such intellectual property will be the property of Petroteq and pursuant to the Greenfield License, Petroteq will grant Greenfield the ability to utilize such intellectual property, together with any additional intellectual property developed by Petroteq, in accordance with the terms of the Greenfield License.

For any future oil sands plants built by Greenfield utilizing the Greenfield License, Greenfield will pay Petroteq a 5% royalty of net revenues received from oil products produced from oil sand resources.

Oil Sands Exploration and Processing Plant

In June 2011, Petroteq commenced the development of an oil sands extraction facility near Maeser, Utah and entered into construction and equipment fabrication contracts for the purpose of evaluating the Extraction Technology in producing crude oil from the extraction and processing of oil sands mined from the TMC Mineral Lease and from other deposits located in the Asphalt Ridge area. By January 2014 our initial processing facility, designed as a pilot plant having processing capacity of 250 barrels per day, was fully permitted and construction was completed by October 1, 2014. Operations conducted at this initial pilot plant during 2015 allowed us to test and evaluate the Extraction Technology at or near the plant’s capacity. During 2015, the plant produced approximately 10,000 (gross) barrels of oil from the local oil sands ores, including oil sands deposits located within our TMC Mineral Lease. From this production, 7,777.33 barrels of finished crude oil were sold to an oil and gas distributor for resale to its refinery customers, with the balance of the produced oil used internally to power generators for the plant. The initial processing plant was flexible in that it had the ability to produce both high quality heavy crude oil as well as lighter oil if needed.

In 2015, with the sharp decline in world oil prices, Petroteq determined that the transportation costs of hauling mined ore from our mine site to the processing facility, a distance of approximately 17 miles, were adversely affecting the economics of our processing operations. For that reason, we temporarily suspended operations in 2016, and, in 2017, the plant was disassembled and moved from its original location to the site of our Temple Mountain mining site (referred to as the Asphalt Ridge Mine #1) located within the TMC Mineral Lease. During the reassembly of the facility, additional equipment was installed to increase the plant’s capacity from 250 barrels per day to 400-500 barrels per day. In May 2018, mining operations at the Asphalt Ridge Mine #1 recommenced, and the new processing plant commenced a test production phase of heavy crude oil from oil sands deposits at this site. Work to increase the plant’s capacity to 400-500 barrels per day was completed during the last quarter of fiscal 2019 (the quarter ended August 31, 2019). Testing, which continued into the first quarter of fiscal 2020 (the quarter ended November 30, 2019), determined that a number of equipment upgrades were required to support continuous operation of the plant.

Greenfield, a joint venture company established by TomCo and Valkor, assumed responsibility for the management and operations of our Asphalt Ridge processing facility in July 2020. As discussed above, Greenfield has made certain upgrades to the plant to improve its capacity and reliability, and is undertaking tests to assess its potential commerciality.

Resources and Mining Operations

Through its acquisition of TMC in June 2015, Petroteq indirectly acquired certain mineral rights under the TMC Mineral Lease, consisting of the Original TMC Mineral Lease covering approximately 1,229.82 acres of land in the Asphalt Ridge area of Uintah County, Utah. In June 2018, Petroteq, acting through POSR, acquired additional mineral rights under two mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands”, each dated June 1, 2018, between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POSR, as lessee, covering lands that largely adjoin the lands covered by the TMC Mineral Lease ( “SITLA Leases”). More recently, in April 2019 and in July 2019, in two separate transactions, TMC acquired an initial 50% and then the remaining 50% of the operating rights under five (5) federal (U.S.) oil and gas leases, administered by the (U.S.) Department of Interior’s Bureau of Land Management (“BLM”), covering lands located in eastern and south-eastern Utah (“BLM Leases”).

As described in more detail below, the Original TMC Mineral Lease was terminated effective August 10, 2020, and a new Short-Term Mining Lease agreement dated as of that date was entered into between Asphalt Ridge, Inc., as lessor, and Valkor as lessee. Valkor and TMC have entered into a Short-Term Mining and Mineral Sub-Lease dated August 20, 2020 (the “TMC Mineral Sub-Lease”) whereby all of the rights and obligations of Valkor, as lessee, have been sub-let to TMC. At this time, Petroteq (through its subsidiaries) holds mineral leases (or the operating rights under leases) covering approximately 8,501.76 net acres within the State of Utah, consisting of 1,229.82 acres held under the TMC Mineral Lease, 1,311.94 acres held under the SITLA Leases and 5.960 acres under the BLM Leases.

The SEC permits oil and gas companies that are subject to domestic issuer reporting requirements under U.S. federal securities law, in their filings with the SEC, to disclose only estimated proved, probable and possible reserves that meet the SEC's definitions of such terms. The Company has not yet established any reserves.

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

The following table sets forth the gross/net developed and undeveloped acreage held under the TMC Mineral Sub-Lease.

TMC Mineral Lease Developed/Undeveloped Acreage (Gross/Net)
Total Acreage
Gross Acres	1,229.82 acres
Net Acres	1,229.82 acres
Developed Acreage
Asphalt Ridge Mine #1/Permit Boundaries
Gross Acres	174.00 acres
Net Acres	174.00 acres
Undeveloped Acreage
Acreage Outside Asphalt Ridge Mine #1/Permit Boundaries
Gross Acres	1,055.82 acres
Net Acres	1,055.82 acres

The TMC Mineral Lease covers lands situated in or near Utah’s Asphalt Ridge, an area located along the northern edge of the Uintah Basin and containing oil sands deposits located at or near the surface. Most of the oil-impregnated reservoirs or deposits in the Asphalt Ridge area are found in the Rimrock Sandstone (Mesaverde Group Formations) and in the (Tertiary) Duchense River Formation. Substantial bitumen deposits in the Rimrock and Duchense River Formations extend from the northwest in a south-easterly direction through a substantial part of the lands included in the TMC Mineral Lease, particularly the acreage located in T5S-R21E (Section 25) and T5S-R22E (Section 31) where our Asphalt Ridge Mine #1 is located. Bitumen-saturated pay thicknesses in lands covered by the TMC Mineral Lease generally range from 50-200 feet, with some deposits approaching 300 feet in pay thickness. Petroteq believes that oil sands deposits in this area may be mined economically at depths up to 250-300 feet below the surface.

As announced by the Company on October 29, 2020, a recent survey of Petroteq's lease properties has identified three key areas where the oil sands ore appears to have higher oil saturations than what was previously mined. Samples were taken from each location and lab assays of the samples showed that the ore was a higher quality to that mined previously. These areas are currently anticipated to be the focus of Petroteq's mining efforts during the initial operation of the Asphalt Ridge processing facility following its restart. In addition, six corehole locations were staked and, subject to rig availability, will be drilled during January. This work is expected to allow Petroteq's mining consultant to develop a detailed mining plan which would direct future mining operations for extended plant operation. No additional exploratory work has been performed in the preceding three years.

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

The TMC Mineral Lease

The Original TMC Mineral Lease has been terminated and replaced with (a) a new Short-Term Mining Lease agreement dated as of August 10, 2020 between Asphalt Ridge, Inc., as lessor, and Valkor as lessee, and (b) the TMC Mineral Sub-Lease whereby all of the rights and obligations of Valkor, as lessee, have been sub-let to TMC, as sub-lessee. TMC has the exclusive right to explore for, mine and produce oil and other minerals associated with oil sands, subject to certain depth limits. For ease of reference, the term “TMC Mineral Lease” is used to refer to the Original TMC Mineral Lease or the TMC Mineral Sub-Lease, as applicable.

Previously, TMC was the direct lessee under the TMC Mineral Lease with Asphalt Ridge, Inc., as lessor, which was amended on October 1, 2015 and further amended on March 1, 2016, on February 1, 2018, and most recently on November 21, 2018. The primary term of the TMC Mineral Lease, as amended, commenced July 1, 2013 and continued for six years until June 30, 2019, subject to extension.

The TMC Mineral Sub-Lease it is to remain in effect for a term that coincides and is co-extensive with the term of the Short-Term Mining Lease between Asphalt Ridge, Inc. and Valkor, including any extension or renewal to the term thereof; provided, however, that the TMC Mineral Sub-Lease provides for a termination date of June 30, 2021. The initial term of the Short-Term Mining Lease between Asphalt Ridge, Inc. and Valkor will expire on on December 31, 2020, provided that Valkor may extend the term for an additional period of up to 6 months subject to certain conditions, but in no event beyond June 30, 2021.

TMC paid Valkor an initial rental fee in the amount of $25,000 on commencement of the TMC Mineral Sub-Lease, and is obligated to pay Valkor a monthly rental fee of $15,000 during the term of the TMC Mineral Sub-Lease. TMC is also obligated to pay production royalties as follows:

(a)	For “Bitumen Product” produced from oil sands mined or otherwise extracted from the property, a production royalty equal to 8% of the gross sales revenue received by TMC from the sale of such Bitumen Product. "Bitumen Product" is defined to mean naturally occurring oil in the oil ands that is sold in whatever form, including run-of-mine, screened, processed, or after the addition of any additives and/or upgrading of the Bitumen Product;

(b)	Subject to the production royalty described in paragraph (a) above on sales of Bitumen Product that are fully accounted for, a production royalty of 8% of the gross sales revenue received by TMC on all other minerals produced from Bitumen Product mined or otherwise extracted from the property and sold; provided that where sales occur to a third party purchaser that is engaged in marketing a variety of products or by-products made from such materials, and payments to TMC therefore vary, and if TMC’s receipts are measurably greater than comparable sales by others of similar products or by-products which may be due to the nature of high end by-products such as frac sands produced and sold by the third party, the production royalty will be the greater of a 5% royalty on the gross value of the product and by-products sold by the third party or 50% of the gross revenue received by TMC from the sale of such products or by-products, as the case may be; and

(c)	On oil and gas, and associated hydrocarbons produced by TMC using standard oil and gas drilling recovery techniques above 3000 feet MSL (mean sea level) and sold, a production royalty of 1/6 of the gross market value.

During the year ended August 31, 2020, we received (gross) proceeds of $290,809 from the sale of upgraded or finished oil produced at our Asphalt Ridge processing facility from oil sands mined under the TMC Mineral Lease. During our fiscal years ending August 31, 2019 we had sales of $59,335 and for the years ended August 31, 2018 and 2017 and 2016, we had no sales of produced oil since, during this period, we temporarily suspended our mining and processing operations during the relocation, reassembly and expansion of our process facility to a new site located within the TMC Mineral Lease.

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

The costs associated with extraction and processing operations at our Asphalt Ridge processing facility which are used in determining our “Average Production Costs” include the costs of oil sands ore, natural gas liquids, aromatic solvent, operator labor, electricity, propane, nitrogen, water, diesel fuel and rental equipment. The primary costs are the costs of mining oil sands ore, natural gas liquids, aromatic solvents, and labor costs. Other than the aromatic solvents, the condensate used as both a solvent and a feedstock in the processing operations at our Asphalt Ridge facility is produced by processing natural gas liquids through a distillation column, with aromatic solvents then added to the distillate. In addition:

●	Our fixed costs generally remain constant without regard to the API gravity of our upgraded crude oil;

●	Our oil sands ore costs, which include our mining costs, the cost of transporting mined ore to our processing facility, and pre-processing costs (crushing etc.) incurred in preparing mined ore for processing, do not vary with the API gravity of the oil produced at our facility, but will decrease over time (subject to economies of scale) as our mining operations expand and oil production increases; and

●	Solvent and condensate costs are based on the market prices that exist for each category of product, which are usually determined by a monthly average of prevailing prices in effect during the month of delivery. Solvent and condensate costs typically increase as the target API gravity for our finished crude oil increases.

During the period of August 2018 through December 2018, our “Average Production Costs” decreased to $27 per barrel of oil produced at our Asphalt Ridge facility. During this period, our fixed costs did not differ materially from our August 2015 to December 2015 fixed costs. We do anticipate that we will experience a decrease in fixed costs per barrel as we increase our capacity and operate at full capacity.

With respect to variable costs, our oil sands ore cost during the 2018 period increased to an average of $6.65  per barrel, due primarily to the quantity and quality of ore processed, but with cost-savings resulting from the relocation of our processing facility to the mine site located within our TMC Mineral Lease. In addition, during the 2018 period, our average cost of aromatic solvent decreased to $0.47 per gallon and the average cost of condensate was substantially lower at $2.75 per barrel, due primarily to our production of heavier oil with an API gravity of between 15 and 25 degrees.

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

The API gravity for the raw heavy oil or bitumen extracted from oil sands ores initially treated at our Asphalt Ridge processing facility averages approximately 10 degrees. Through the application of the Extraction Technology at our plant, we expect to produce a crude oil having a range of API gravity of between 10 degrees and 12 degrees. Through our solvent formulation and the select distillation capabilities, the plant is able to craft a final crude oil product to meet the specifications of a range of customers.

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

Generally, the finished oil produced at our Asphalt Ridge processing facility is sold at a price representing a discount off an average of published prices for West Texas Intermediate (WTI) crude oil for a specified period.  WTI crude oil is commonly used as a benchmark in pricing oil under oil sales/purchase contracts, particularly in the United States. The discount off the WTI benchmark price is based on a number of factors, including differences that may exist between the specifications of our crude oil and those of WTI crude oil together with the cost of transporting our crude oil to delivery points. Since WTI crude oil generally has an API gravity of between 37-42 degrees, a heavier oil having a lower API gravity in the range of the oil produced at our processing facility will be valued and sold at a price reflecting a discount off the WTI benchmark price.

We anticipate that, as production from our oil sands facility increases, longer term contracts will be secured by POSR utilizing market-based pricing formulas.

The SITLA Leases

The SITLA Leases have a primary term of ten (10) years and will remain in effect thereafter for as long as (a) bituminous sands are produced in paying quantities, or (b) POSR is otherwise engaged in diligent operations, exploration or development activity and certain other conditions are satisfied. Generally, the term of the SITLA Leases may not be extended beyond the twentieth year of their effective dates except by production in paying quantities. An annual minimum royalty of $10 an acre must be paid during the first ten years of the SITLA Leases; from and after the 11th year of the leases, the annual minimum royalty may be adjusted by the lessor based on certain “readjustment” provisions in the SITLA Leases. Annual minimum royalties paid in any lease year may be credited against production royalties accruing in the same year.

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

In addition, TMC was required to make certain advance royalty payments to the lessor. During the period from July 1, 2018 to June 30, 2020, the minimum payments were $100,000 per quarter. The minimum payments were to increase to $150,000 per quarter with effect from July 1, 2020. The TMC mineral lease was terminated during August 2020, and replaced with a sub-lease entered into with Valkor.

Production royalties payable under the sub-lease with Valkor are 8% of the gross sales revenue, subject to certain adjustments.

SITLA Leases

The SITLA Leases provide that Petroteq must pay: (i) an annual rent equal to the greater of $1 an acre or a fixed sum of $500 (without regard to acreage); and (ii) a production royalty of 8% of the market price received for products produced from the leases at the point of first sale, less reasonable actual costs of transportation to the point of first sale. After the tenth year of the Leases, the lessor may increase the royalty rate by as much as one percent (1%) per year up to a maximum of 12.5%, subject to a proviso that production royalties under the leases shall never be less than $3.00/bbl during the term of the Leases. As the sole lessee under the SITLA Leases, POSR owns 100% of the working interests under the Leases, subject to payment of annual rentals, advance annual minimum royalties, and production royalties.

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

Mining operations, including the initial development of the mine at the property and removal of a portion of the overburden soil layer, have already been performed. In addition to the mining permits, all environmental, construction, utility and other local permits necessary for the construction of the plant and the processing of the oil sands have been granted to Petroteq.

Specifically, a Groundwater Discharge Permit was issued by the Utah Department of Environmental Quality (Division of Water Quality, Water Quality Board) (“UDEQ”), on July 26, 2016 (expiration on July 27, 2021), covering disposal of tailings from ore sands produced from the land area encompassed by the Asphalt Ridge Mine #1. This permit was required by Utah law even though our processing facility does not use a water-based process, and authorizes a return of residual sand tailings to the mine for backfill and capping. A Small Source Registration air permit was issued by UDEQ by a letter dated November 2, 2018. The letter confirms that our processing facility at Asphalt Ridge is exempt from any requirement of additional air quality permits since the facility produces less emissions than the level that would require a special air permit. A Conditional Use Permit (“CUP”) was issued by the Uintah County (Utah) Commission to us on January 29, 2018, for the operation of our current processing facility. The CUP is a right/interest in land under Utah law and will continue in effect in perpetuity.

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

Extraction Technology

Petroteq intends to continue to develop its operations by processing native oil sands ore produced through the mining operations of its subsidiary (TMC) and potentially through purchased native oil sands ore, using its patented closed loop, continuous flow, scalable and environmentally safe Extraction Technology. The Extraction Technology process allows the extraction of hydrocarbons from a wide range of oil sands deposits and other hydrocarbon sediment types. Petroteq’s oil extraction process takes place in a completely closed loop system that continuously recirculates and recycles the solvent after it has separated the bitumen and heavy oils from the oil sands. The closed loop system is capable of recovering up to 99% of all hydrocarbons from the oil sands. The only two end products of the process are high quality heavy oil and clean sand, making this technology environmentally benign.

The Extraction Technology, which has been modified since 2015 and unlike the technology utilized in 2015, utilizes no water in the process, is anticipated to produce minimal greenhouse gases, and is expected to extract up to 99% of all hydrocarbon content and recycle up to 95% of the solvents. The proprietary solvent composition is expected to dissolve up to 99% of heavy bitumen/asphalt and other lighter hydrocarbons from the oil sands and prevent their precipitation during the extraction process. Solvents used in this composition form an azeotropic mixture which has a low boiling point of 50 – 65 °C (degrees Celsius) and it is expected to allow recycling of over 95% of the solvent.

In the oil extraction and upgrade process utilized at our Asphalt Ridge processing facility, the bitumen crude oil that we extract from mined oil sands has an average API gravity of 9-12 degrees.

No diluents or blending agents are used to reduce the viscosity of the heavy oil extracted from bitumen saturated ores. Instead, varying amounts of solvent are introduced into an extraction tank containing raw oil sands ore that has been crushed prior to being added to the extraction tank. The solvent is designed to release the crude oil from bitumen-saturated ore during the initial extraction process.

The crude oil containing solvent is then introduced or subjected to a simple flash distillation process where virtually all of the solvent is recovered and recycled for future use.

The oil extraction process, as it exists in the pilot plant, has a Feed/Bottoms heat exchanger, a Solvent Vaporizer (heat exchanger), a Solvent Scrubber (vessel), air-cooled condensers, an air-cooled product cooler, a Bitumen Product Pump, and an oil heater plus a propane tank as the energy source. The bitumen/solvent slurry is routed via a pump to the Feed/Bottoms Exchanger where it is pre-heated both to cool the exiting product as well as to integrate the heat available from the flash distillation process. This pre-heated slurry is then heated in the Solvent Vaporizer to approximately 405°F to vaporize essentially all of the solvent from the bitumen product. This two-phase stream is then flashed across a control valve and routed to the Solvent Scrubber where the gaseous solvent stream exits the vessel and is routed to air-cooled condensers where it will be liquified and returned to the storage vessel to be re-used. The resultant hot bitumen is pumped through the Feed/Bottoms exchanger via the Bitumen Product Pump and cooled prior to entering an air-cooled exchanger where it is cooled to 180°F, the temperature at which the product is stored. If it is desired that solvent be left in the bitumen for transportation purposes, the temperature of that back end flash distillation process can be controlled.

Petroteq has received patents in the United States, Canada and Russia that protect the claims and processes embodied in the Extraction Technology. See “Intellectual Property” below.

INTELLECTUAL PROPERTY

On March 27, 2013, Petroteq entered into an intellectual property license agreement in a private arm’s length transaction with a Canadian company, TS Energy Ltd., which has agreed to act as the sole and exclusive licensee of the Extraction Technology within Canada and the Republic of Trinidad and Tobago.

On July 2, 2019, Petroteq entered into an intellectual property license agreement with Valkor LLC, a company based in Katy, Texas, for the non-exclusive, non-transferable use of the Extraction Technology worldwide (subject to any exclusive license agreements in effect) in the engineering, construction and operation of oil sands extraction plants. The agreement requires Valkor to invest (or secure investment of) a minimum of US$20 million towards the construction of an oilsands plant by December 2020, and to have in production a minimum of 1,000 barrels per day. The agreement also requires Valkor to pay a one-time non-refundable license fee of US$2 million per oil sands plant commissioned, with 50% payable upon start of construction and the remainder payable upon first production. The agreement further provides that Valkor will pay a five percent (5%) royalty based on annual gross sales for so long as the licensed technology is covered by a valid claim in the country in which it is used.

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

Corresponding Foreign Patent Properties

DOCKET	TITLE	COUNTRY	DATE FILED SERIAL NO.	DATE ISSUED PATENT NO./STATUS
11492.2a	Oil Extraction Process	Canada	09/30/11 2,754,355	Received Notice of Allowance; patent payment submitted to Commission of Patents

11492.2d	Oil From Oil Sands Extraction Process	Russia	04/28/14 2014117162	12/20/15 2571827 Expires: 09/27/2032

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

The worldwide growing demand for heavy crude oil and the recent decline in heavy crude oil production in countries such as Venezuela makes the high quality, low Sulphur, heavy oil found in oil sands deposits in the United States a valuable resource that has been underdeveloped to date. The development of “tight shale” oil plays in the United States has produced significant quantities of light, sweet crude oil reserves, but heavy oil development in the United States has lagged. To date, oil sands development has been limited by the absence of a viable technology that can extract heavy oil and bitumen from the oil sands deposits in an economical and environmentally responsible manner. To that end, Petroteq has developed and patented an extraction technology that aims to develop oil sands reserves in an economical and environmentally responsible manner. Petroteq is currently expanding its commercial oil sands extraction operations in the Asphalt Ridge area, utilizing a process that is economical, environmentally benign and produces high quality heavy oil.

We have tested our Extraction Technology both at Asphalt Ridge and with oil sands sourced from different parts of the world and having different hydrocarbon chemical compositions. To date, we have conducted tests with oil sands from Russia, China, Indonesia and the Middle East. Our tests with Russian oil sands, which were the only tests of our Extraction Technology with oil sands from different parts of the world that were conducted by third parties, were conducted in Ufa, Bashkorkostan (Russia) by a third party (KVADRA) retained by us to perform the tests using a multi-ton pilot plant, used the local oil sands ore with oil saturation in a range of 7-10%, and resulted in industrial quantities of heavy oil. From the tests conducted in Ufa, an average of 70 metric tons of raw oil sands material were processed per day resulting in 5,475 kg of heavy asphaltenic oil per day. Other tests, consisting of oil sands samples from China, Indonesia and Jordan, were conducted internally at Petroteq’s laboratory in San Diego using lab bench testing with our own solvent blend that produced approximately one to two pound quantities. By introducing the solvent mixture to crushed and treated ore containing bitumen oil, the oil was separated by recycling the solvent with a laboratory-scale rotor vacuum evaporator. Sand tailings were separated by centrifuge and dried under the vacuum.

Through our testing of oil sands sourced from different countries, we found that the efficiency and consistency of Petroteq’s extraction technology are not affected by differences in the chemical composition of the oil/bitumen in the oil sands. Despite relatively significant differences in oil/bitumen chemistry, both the efficiency and consistency of our extraction technology remained intact, resulting in an oil recovery efficiency that in each test exceeded 99%. We believe that this testing demonstrates that the Extraction Process is universal in its application and does not depend on the material source or the hydrocarbon content or fingerprint.

REGULATION

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Full mining permits have been granted to POSR from the State of Utah Division of Oil, Gas, and Mining for the mining and development of the Asphalt Ridge Mine #1 located in the Asphalt Ridge area of Utah. In addition to the mining permits, all environmental, construction, utility and other local permits necessary for the construction of the plant and the processing of the oil sands have been granted to POSR. Our operations are also subject to various conservation laws and regulations.

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

On August 16, 2012, the EPA published final rules that establish new air emission control requirements for natural gas and NGL production, processing and transportation activities, including New Source Performance Standards to address emissions of sulphur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (NESHAP) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (e.g., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. Further, the final rules under NESHAP include maximum achievable control technology (MACT) standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. Compliance with these requirements, especially the imposition of these green completion requirements, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

We believe that the technologies we use are cleaner and environmentally friendlier than the known fracking or tar sand technologies. Regulatory and social resistance sometimes prohibits fracking recovery methods in some states.

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

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and therefore we intend to take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal controls over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) even if we cease to be a smaller reporting company with annual revenues of less than $100 million, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” In addition, the JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the date of the first sale of our common shares pursuant to an effective registration statement filed under the Securities Act; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common shares that is held by non-affiliates exceeded $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with that term in the JOBS Act.

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

We are governed by the Business Corporations Act (Ontario) and our registered office is located at Suite 6000, 1 First Canadian Place, PO Box 367, 100 King Street West, Toronto, Ontario M5X 1E2, Canada. Our executive office is located at 15315 W. Magnolia Blvd., Suite 120, Sherman Oaks, California 91403. Our telephone number is (866) 571-9613.

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

We determined that the Company ceased to qualify as a foreign private issuer (as defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 3b-4 under the Securities Exchange Act of 1934, as amended) as of February 28, 2019 (being the last business day of the second fiscal quarter of the fiscal year ended August 31, 2019), and therefore ceased to be eligible to rely on the rules and forms available to foreign private issuers on August 31, 2019.

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

Our oil extraction segment has a limited operating history. We have generated limited revenue from our oil sands mining and processing activities, and do not anticipate generating any significant revenue from these activities until our Asphalt Ridge processing facility is fully operational. Even once we are fully operational, our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil extraction business.

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

At August 31, 2020, August 31, 2019 and August 31, 2018, we had an accumulated deficit of ($90,664,349), ($78,285,282) and ($62,497,396), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($12,379,067) and ($15,787,886) for the years ended August 31, 2020 and August 31, 2019, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to develop or sustain the revenue levels necessary to attain profitability.

Our ability to be profitable will depend in part upon our ability to manage our operating costs and to generate revenue from our extraction operations. Operating costs could be impacted by inflationary pressures on labor, volatile pricing for natural gas used as an energy source in transportation of fuel and in oil sands processes, and planned and unplanned maintenance.

We expect that our revenues will be limited until our Asphalt Ridge processing facility has become fully operational and we are at full production.

The losses from continuing operations over the past four fiscal years have been largely due to the relocation, reassembly and expansion or our processing facility, and we have faced additional challenges with the onset of the COVID-19 pandemic. As described elsewhere in this Annual Report, the relocation of our Asphalt Ridge processing facility from its original site near Maeser, Utah, to its present site on the TMC Mineral Lease in 2017 occurred during a temporary suspension of our oil sands mining and processing operations that we had initiated in 2016 in the face of a sharp decline in world oil prices, and our resulting inability to operate profitably at low volumes of output. We restarted operations at the end of May 2018, and completed expansion work on the processing facility to increase production during the last quarter of fiscal 2019. We had expected to generate revenue from the sale of hydrocarbon products commencing in the third quarter ended May 31, 2020. However, due to the current COVID-19 pandemic, we have suspended production of hydrocarbon products, and do not plan to resume production until oil prices return to sustainable profitable levels. Even once we resume production, we anticipate that our revenue will be limited until we are at full production. We expect that we will require additional capital to continue our operations and planned growth.

The failure to comply with the terms of our secured notes could result in a default under the terms of the note and, if uncured, it could potentially result in action against the pledged assets.

As of August 31, 2020, we had issued and outstanding notes in the principal amount of $930,979 and convertible notes in the principal amount of $10,007,436 to certain private investors which mature between October 2020 and March 30 ,2024 and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

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

At August 31, 2020, we had not yet achieved profitable operations, had accumulated losses of ($90,664,349) since our inception and a working capital deficit of ($12,955,134), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past five years. As at August 31, 2019 and August 31, 2018, we had an accumulated deficit of ($78,285,282) and ($62,497,396), respectively and a working capital deficit of ($9,268,763) and ($374,567), respectively. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2020 and 2019 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are required requires, among other things, to maintain effective disclosure controls and procedures, and internal control over financial reporting.

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

In addition, the Exchange Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Further, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

As of December 14, 2020, we have share purchase warrants to purchase 48,352,714 common shares outstanding at exercise prices ranging from US$0.03 to US$1.50 and options to purchase 9,470,000 common shares with a weighted average exercise price of CDN $0.86 and notes convertible into 93,941,474 common shares based on conversion prices ranging from $0.02 to $0.40 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

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

Neither Canadian law nor our Articles or bylaws limit the right of a non-resident to hold or vote our common shares, other than as provided in the Investment Canada Act (the “Investment Act”), as amended by the World Trade Organization Agreement Implementation Act (the “WTOA Act”). The Investment Act generally prohibits implementation of a direct reviewable investment in a Canadian business, as defined in the Investment Act, by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian,” as defined in the Investment Act (a “non-Canadian”), unless, after review, the Minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in our common shares by a non-Canadian (other than a “WTO Investor,” as defined below) would be reviewable under the Investment Act if it were an investment to directly acquire control of our company, and the value of our assets were CDN$5.0 million or more (provided that immediately prior to the implementation of the investment in our company, it was not controlled by WTO Investors). An investment in our common shares by a WTO Investor (or by a non- Canadian other than a WTO Investor if, immediately prior to the implementation of the investment our company was controlled by WTO Investors) would be reviewable under the Investment Act if it were an investment to directly acquire control and the value of our assets or our enterprise value was equal to or exceeded certain threshold amounts determined on an annual basis.

The threshold for a pre-closing net benefit review depends on whether the purchaser is: (a) controlled by a person or entity from a member of the WTO; (b) a state-owned enterprise (SOE); or (c) from a country considered a “Trade Agreement Investor” under the Investment Act. A different threshold also applies if the Canadian business carries on a cultural business.

The 2020 threshold for WTO investors that are state-owned enterprises (“SOEs”), as defined in the Investment Act, will be CDN$428 million based on the book value of the Canadian business’ assets.

The 2020 thresholds for review for direct acquisitions of control of a publicly-traded Canadian entity by private sector investor WTO investors (CDN$1.075 billion) and private sector trade agreement investors (CDN$1.613 billion) are both based on the “enterprise value” of the Canadian business being acquired, where the enterprise value is the target’s market capitalization, plus total liabilities (less operating liabilities), minus cash and cash equivalents.

A non-Canadian, whether a WTO Investor or otherwise, would be deemed to acquire control of our company for purposes of the Investment Act if he or she acquired a majority of our common shares. The acquisition of less than a majority, but at least one-third of the shares, would be presumed to be an acquisition of control of our company, unless it could be established that we are not controlled in fact by the acquirer through the ownership of the shares. In general, an individual is a WTO Investor if he or she is a “national” of a country (other than Canada) that is a member of the WTO (“WTO Member”) or has a right of permanent residence in a WTO Member. A corporation or other entity will be a “WTO Investor” if it is a “WTO Investor-controlled entity,” pursuant to detailed rules set out in the Investment Act. The U.S. is a WTO Member. Certain transactions involving our common shares would be exempt from the Investment Act, including (i) an acquisition of our common shares if the acquisition were made in connection with the person’s business as a trader or dealer in securities; (ii) an acquisition of control of our company in connection with the realization of a security interest granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and (iii) an acquisition of control of our company by reason of an amalgamation, merger, consolidation or corporate reorganization, following which the ultimate direct or indirect control of our company, through the ownership of voting interests, remains unchanged. Under U.S. law, except in limited circumstances, restrictions generally are not imposed on the ability of non- residents to hold a controlling interest in a U.S. corporation.

The Canadian government may review and prohibit any level of investment by a non-Canadian in a Canadian business if it determines that the investment may be “injurious to national security”.

We are required to comply with the Exchange Act’s domestic reporting regime and cause us to incur significant legal, accounting and other expenses.

We are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. We may also be required to make changes in our corporate governance practices in accordance with various SEC rules. As a result, we expect that compliance would increase our legal and financial compliance costs and is likely to make some activities highly time consuming and costly. We also expect that as we are now required to comply with the securities rules and regulations applicable to U.S. domestic issuers, it would make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

We are an emerging growth company within the meaning of the Securities Act and intend to take advantage of certain reduced reporting requirements.

We are an “emerging growth company,” as defined in section 2(a)(19) of the Securities Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act even if we cease to be a smaller reporting company with annual revenues of less than $100 million, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year: (a) following the fifth anniversary of the date of the first sale of our common shares pursuant to an effective registration statement filed under the Securities Act; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common shares that is held by non-affiliates exceeded $700.0 million as of the last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile in the event that we decide to make an offering of our common shares following this direct listing.

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

TMC and POSR hold the exclusive right to mine, extract and produce oil and associated hydrocarbons and minerals from oil sands containing heavy oil and bitumen under mineral leases covering approximately 2,541.76 acres in the Asphalt Ridge area of Utah (Uintah County), including 1,229.82 acres held under the TMC Mineral Lease and an additional 833.03 and 478.91 acres, respectively, held under the SITLA Leases. In addition, TMC recently acquired the operating rights under five BLM Leases covering lands consisting of approximately 5,960 acres situated in Uintah, Wayne and Garfield Counties, Utah. We have recently completed the construction and initial expansion of our Asphalt Ridge processing facility, which currently covers an area of approximately 20,000 square feet and is located on three acres of land within our TMC Mineral Lease in Uintah County, Utah.

A map of the TMC Mineral Lease property is set forth below:

Figure 1. The Index map showing the location of the POSR’s Asphalt Ridge Mine #1 located within the TMC Mineral Lease on lands situated in Uintah County, Utah.

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

None

PART II.

Item 5. Market Price Of, And Dividends On The Registrant’s Common Equity And Related Stockholder Matters.

Our common shares are listed on the TSX Venture Exchange (the “TSXV”) under the symbol “PQE.V”.

At December 10, 2020, there were approximately 228 holders of record of our common shares.

Since inception, no dividends have been paid on the common shares. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common shares will be declared and paid in the foreseeable future.

As at August 31, 2020, there were 274,450,337 common shares issued and outstanding, which are listed for trading on the TSXV, share purchase warrants to purchase 48,342,314 common shares were outstanding and share purchase options to purchase 9,470,000 common shares were outstanding under the 2018 Option Plan (or its predecessors plans). See Item 6.B “Compensation – Stock Plan” for additional information regarding the 2018 Option Plan (or its predecessors plans).

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Computershare Trust Company of Canada.

Equity Compensation Plan Information

See Item 11—Executive Compensation for equity compensation plan information.

Recent Sales of Unregistered Securities

Sales of unregistered securities have been disclosed previously in the Company’s Current Reports on Form 8-K, as filed with the SEC.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended August 31, 2020.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended August 31, 2020 and August 31, 2019

Net Revenue, Cost of Sales and Gross Loss

The Company entered into a Management and Operations Services Agreement with Valkor LLC on November 20, 2020, effective May 1, 2020. Valkor is an energy services company with expertise in oil and gas processing providing engineering, design optimization and construction as well as other services. Valkor has affected several process improvements to our plant and has optimized workflows and intends commencing production within the next fiscal quarter.

Revenue generation during the year ended August 31, 2020 and 2019 was $290,809 and $59,335, respectively. Revenue represents the sale of hydrocarbon products for use as asphalt and to refineries to determine the commercial quality of our hydrocarbon products. Prior to August 31, 2018, due to the volatility in oil markets and the limited production capacity at the plant, no production took place during the year ended August 31, 2018, resulting in no revenue generation.

The cost of sales during the years ended August 31, 2020 and 2019 consists of; i) advance royalty payments which could be applied against production royalties for two years after the year in which the payment was made, the remaining balance of the advanced royalties were expensed during the current year due to the termination of the TMC Mineral Lease; and ii) certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses was $9,968,209 and $14,208,398 were incurred during the years ended August 31, 2020 and 2019, respectively, a decrease of $4,240,189 or 29.8%. The decrease in operating expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $103,888 and $73,650 for the years ended August 31, 2020 and 2019, respectively, an increase of $30,238 or 41.1%. The Company has ceased depletion, depreciation and amortization on production related assets and reserves until such time as the plant recommences operations, which is expected to occur as soon as the plant becomes operational under the Valkor Management and operations Services Agreement. The increase in depreciation expense is primarily related to office leasehold improvements during the current fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses of $6,183,745 and $11,543,432 for the years ended August 31, 2020 and 2019, respectively, a decrease of $5,359,687 or 46.4%. Included in selling, general and administrative expenses are the following major expenses:

a.	Investor relations and public relations fees were $(92,179) and $1,484,845 for the years ended August 31, 2020 and 2019, a decrease of $1,577,024 or 106.2%. The decrease is primarily due to unfulfilled commitments by our investor relations and public relations vendors, resulting in the reversal of accrued expenses and management concentrating its efforts and resources on completing the plant re-commissioning for an anticipated start up within the next six months.

b.	Professional fees were $2,614,540 and $6,194,176 for the years ended August 31, 2020 and 2019, respectively, a decrease of $3,579,636 or 57.8%. The decrease is primarily related to prior year legal fees incurred on the expansion of the plant, and the prior year filing of the Registration Statement on Form 10G/A with the SEC in the United States; the various fund-raising initiatives undertaken by the Company during the prior fiscal period; and the reduction in professional fees incurred on the plant expansion and management advisory fees related to the plant during the current fiscal period.

c.	Salaries and wages were $1,043,647 and $1,404,793 for the years ended August 31, 2020 and 2019, respectively, a decrease of $361,146 or 25.7%. The decrease is primarily due to the impact of COVID-19 resulting in the temporary closure of our plant in Utah and management’s decision to enter into a Management and Operations services agreement with Valkor, resulting in the elimination of our operational workforce during the current period.

d.	Share based compensation was $887,818 and $916,240 for the years ended August 31, 2020 and 2019, respectively, a decrease of $28,422 or 3.1%. The decrease is related to the current year resignation of certain officers and directors and the expiration of option awards granted to them, resulting in the cessation of amortization related to those option awards.

e.	Travel and promotional expenses were $713,662 and $683,409 for the years ended August 31, 2020 and 2019, respectively, an increase of $30,253 or 4.2%. The increase is primarily related to travel expense incurred by management and professionals directly attributed to the development of the plant during the current fiscal year.

f.	Other expenses were $1,016,257 and $747,344 for the years ended August 31, 2020 and 2019, respectively, an increase of $268,913 or 36.0%. The increase is attributable to an increase in general corporate overhead expenses, of which no significant expense is easily identifiable.

Financing costs

Financing costs were $2,671,611 and $1,225,435 for the years ended August 31, 2020 and 2019, respectively, an increase of $1,446,176 or 118.0%. Finance costs consists of; (i)interest expense on borrowings of $1,256,985 and $8,095 for the years ended August 31, 2020 and 2019. The increase in interest expense is due to the capitalization of interest expense in the prior period directly related to the plant expansion expenses incurred, during the current year, interest has not been capitalized as the expansion project was largely completed in the prior year; and (ii) amortization of debt discount of $1,414,626 and $1,217,340 for the years ended August 31,2020 and 2019, respectively, an increase of $197,286 or 16.2%. The increase is primarily due to the increase in the debt discount associated with convertible notes advanced to the Company during the current fiscal year and the subsequent amortization thereof.

Impairment of investments

Impairment of investments was $75,000 and $914,468 for the years ended August 31, 2020 and 2019, respectively. In the prior year we provided against our equity investment in Accord GR Energy and Recruiter.com due to inactivity in these operations and the lack of demonstrable funding in each entity to justify the carrying value of the investments. In the current period the remaining commitment to fund our dormant Bitcoin operation was provided for upon settlement of our obligation.

Other expense (income), net

Other expenses (income), net were $746,564 and $451,413 for the years ended August 31, 2020 and 2019, respectively, an increase of $295,151 and represents the following:

a.	Interest income on funds advanced to third parties of $29,317 and $83,067 for the years ended August 31, 2020 and 2019, respectively, a decrease of $53,750. The decrease is primarily due to the repayment and set off of consulting fees due to the counterparties to these advances to third parties.

b.	(Gain) loss on settlement of liabilities was $(524,971) and $534,480 for the years ended August 31, 2020 and 2019, respectively, an increase of $1,09,451. We settled debt of $2,533,655 by the issuance of shares during the current fiscal year, realizing a gain on settlement due to the difference between the agree per share settlement price and the market price of the shares on the date of settlement. In the prior year we incurred a loss on settlement due to the difference between the agree per share settlement price and the market price of the shares on the date of settlement.

c.	Loss on conversion of convertible debt was $744,918 and $0 for the years ended August 31, 2020 and 2019, respectively. During the current period several variable rate convertible notes with conversion features at a discount to current market prices were converted by the note holders, resulting in a loss on conversion.

d.	Gain on debt extinguishment was $54,378 and $0 for the years ended August 31, 2020 and 2019, respectively. The gain is related to the amendment of terms related to certain of our debt obligations during the current period to remedy potential note defaults.

e.	Penalty on convertible notes was $610,312 and $0 for the years ended August 31, 2020 and 2019, respectively. During the current period a convertible note with an aggregate principal amount outstanding of $2,900,00 enforced a default penalty, resulting in an increase in the face value of the note by $610,312 as of the date of the default, this note was subsequently assigned to a third party and amended to rectify the maturity date default.

Derivate liability movements

Derivative liability movements was $187,401 and $0 for the years ended August 31, 2020 and 2019, respectively. During the current year, the Company entered into several variable rate convertible notes, whereby the conversion rate is at a fixed discount to current market prices, these variable conversion rate convertible instruments meet the definition of a derivative in terms of ASC 815, resulting in a quarterly mark to market of the derivative liability.

Net loss before income taxes

Net loss before income tax was $12,379,067 and $15,787,886 for the years ended August 31, 2020 and 2019, respectively, a decrease of $3,408,819 or 21.6%, primarily due to the write off of the remaining balance of advanced royalties and the reduction in selling, general and administrative expenses offset by the increase in financing costs, as discussed above.

Net loss and comprehensive loss

Net loss and comprehensive loss was $12,379,067 and $15,787,886 for the years ended August 31, 2020 and 2019, respectively, a decrease of $3,408,819 or 21.6%, as discussed above.

Liquidity and Capital Resources

As at August 31, 2020, the Company had liquidity of approximately $62,404, which is composed entirely of cash. The Company also had a working capital deficiency of approximately $12,955,134, due primarily to increase in accounts payable, convertible debentures, related party advances made to the Company and the value of the derivative liability as of August 31, 2020. To date, we have not generated sufficient revenue to support our operating and general and administrative expenses. During the year ended August 31, 2020, we raised $3,143,374 in private placements, a further net proceeds of $2,337,438 from convertible debt, $356,154 from promissory notes and a further $577,490 from Federal relief loans. These funds were primarily used to fund operational expenditure during the current year.

Subsequent to August 31, 2020, in terms of various subscription agreements entered into with third parties, we raised an additional $445,000 in proceeds from private equity issues and a further $103,339 on warrants exercised.

Between September 22, 2020 and November 6, 2020, we raised an additional $436,500 from convertible debentures and promissory notes issued to various investors.

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

Capital Expenditures

We have substantially completed our 400-500 barrel per day plant and expect capital expenditure to be channeled into construction of new oil extraction facilities to increase our production output. We expect to construct a further two facilities, each facility is estimated to cost $10,000,000 and minor modifications to the existing facility may cost an additional $500,000.

Other Commitments

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at August 31, 2020, include:

		Contractual cash flows
	Carrying		1 year		More than
(in ’000s of dollars)	amount	Total	or less	2 - 5 years	5 years
Accounts payable	$2,407	$2,407	$2,407	$-	$-
Accrued liabilities	1,770	1,770	1,770	-	-
Convertible debenture	8,834	11,694	10,061	1,633	-
Debt	684	740	740	-	-
Finance lease liabilities	247	274	193	81	-
Operating lease liabilities	209	255	61	194	-
Federal relief loans	580	931	76	196	659
	$14,731	$18,071	$15,308	$2,104	$659

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

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Petroteq Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Petroteq Energy Inc. (the "Company") as of August 31, 2020 and 2019, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended August 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

December 15, 2020

We have served as the Company's independent auditor since 2012

PETROTEQ ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As at August 31, 2020 and 2019

Expressed in US dollars

	Notes	August 31, 2020	August 31, 2019

ASSETS
Current assets
Cash		$62,404	$50,719
Trade and other receivables	4	12,830	144,013
Current portion of advanced royalty payments	7	-	446,362
Ore inventory	6	14,749	176,792
Other inventory		12,250	39,038
Current portion of notes receivable	5	89,159	85,359
Prepaid expenses and other current assets	1	2,043,510	1,499,120
Total Current Assets		2,234,902	2,441,403

Non-Current assets
Advanced royalty payments	7	-	421,667
Notes receivable	5	-	760,384
Mineral leases	8	34,911,143	34,911,143
Property, plant and equipment	9	35,582,512	33,613,650
Right of use asset	10	209,101	-
Intangible assets	11	707,671	707,671
Total Non-Current Assets		71,410,427	70,414,515
Total Assets		$73,645,329	$72,855,918

LIABILITIES
Current liabilities
Accounts payable	12	$2,406,665	$2,081,756
Accrued expenses	12	1,769,749	2,048,399
Ore Sale advances		283,976	283,976
Promissory notes payable		8,000	-
Debt	13	683,547	867,230
Current portion of convertible debentures	14	8,227,257	6,188,872
Current portion of Federal relief loans	15	74,383	-
Current portion of finance lease liabilities	10	172,374	189,933
Current portion of operating lease liabilities	10	42,053	-
Related party payables	22(c)	680,647	50,000
Derivative liability	16	841,385	-
Total Current Liabilities		15,190,036	11,710,166

Non-Current liabilities

Convertible debentures	14	607,067	140,597
Federal relief loans	15	505,969	-
Finance lease liabilities	10	75,058	215,695
Operating lease liabilities	10	167,048	-
Reclamation and restoration provision	17	2,970,497	2,970,497
Total Non-Current Liabilities		4,325,639	3,326,789
Total Liabilities		19,515,675	15,036,955

Commitments and contingencies	29
SHAREHOLDERS’ EQUITY
Share capital	18,19,20	144,794,003	136,104,245
Deficit		(90,664,349)	(78,285,282)
Total Shareholders’ Equity		54,129,654	57,818,963
Total Liabilities and Shareholders’ Equity		$73,645,329	$72,855,918

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

	Notes	Year ended August 31, 2020	Year ended August 31, 2019

Revenues from hydrocarbon sales		$290,809	$59,335
Production and maintenance costs		(1,713,638)	(1,347,766)
Advance royalty payments applied or expired	7	(988,029)	(291,057)
Gross Loss		(2,410,858)	(1,579,488)
Expenses
Depreciation, depletion and amortization	9	103,888	73,650
Selling, general and administrative expenses	24	6,183,745	11,543,432
Financing costs	25	2,671,611	1,225,435
Impairment of investments	2(b)	75,000	914,468
Other expenses (income), net	26	746,564	451,413
Derivative liability movements	16	187,401	-
Total Expenses, net		9,968,209	14,208,398

Net loss before income taxes		12,379,067	15,787,886
Income tax expense		-	-
Net loss and Comprehensive loss		12,379,067	15,787,886
Weighted Average Number of Shares Outstanding		201,401,437	114,166,768
Basic and Diluted Loss per Share		$0.06	$0.14

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended August 31, 2020 and 2019

Expressed in US dollars

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2018	85,163,631	$95,426,796	$(62,497,396)	$32,929,400
Settlement of debt	462,011	424,604	-	424,604
Settlement of liabilities	7,793,557	3,313,380	-	3,313,380
Common shares subscriptions	36,397,547	12,177,513	-	12,177,513
Share based payment for mineral rights	45,000,000	21,000,000		21,000,000
Share-based payments	1,425,000	1,364,086	-	1,364,086
Share-based compensation	-	916,240	-	916,240
Beneficial conversion feature of convertible debt	-	728,356	-	728,356
Fair value of convertible debt warrants issued	-	753,270	-	753,270
Net loss	-	-	(15,787,886)	(15,787,886)
Balance at August 31, 2019	176,241,746	$136,104,245	$(78,285,282)	$57,818,963
Settlement of acquisition obligation	250,000	75,000	-	75,000
Settlement of liabilities	8,540,789	1,624,130	-	1,624,130
Settlement of debt	19,853,808	822,529	-	822,529
Settlement of related party payables	2,356,374	86,996	-	86,996
Common share subscriptions	39,001,185	3,143,374	-	3,143,374
Share-based payments	190,000	38,193	-	38,193
Share-based compensation	-	887,818	-	887,818
Conversion of convertible debt	28,016,435	1,155,059	-	1,155,059
Beneficial conversion feature on debt extinguishment	-	109,275	-	109,275
Fair value of convertible debt warrants issued	-	747,384	-	747,384
Net loss	-	-	(12,379,067)	(12,379,067)
Balance at August 31, 2020	274,450,337	144,794,003	(90,664,349)	54,129.654

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

	Year ended August 31, 2020	Year ended August 31, 2019

Cash flow used for operating activities:
Net loss	$(12,379,067)	$(15,787,886)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	103,888	73,650
Amortization of debt discount	1,414,626	1,217,340
Loss on conversion of debt	744,918	99,548
Penalty on convertible debt	610,312	-
Gain on debt extinguishment	(54,378)	-
(Gain) loss on share based settlements	(524,971)	434,933
Impairment of investments	75,000	914,468
Share-based compensation	887,818	916,240
Shares issued for services	38,193	470,602
Shares issued to settle liabilities	2,055,083	3,313,380
Non-cash compensation expense	553,333	-
Derivative liability movement	187,401	-
Non-cash amortization of advanced royalty payments	988,029	291,057
Other	8,315	(72,671)
Changes in operating assets and liabilities:
Accounts payable	324,909	161,000
Accounts receivable	131,183	225,000
Accrued expenses	118,830	(235,765)
Prepaid expenses and deposits	65,610	129,568
Inventory	188,831	(22,198)
Net cash used for operating activities	(4,462,137)	(7,871,734)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(2,072,750)	(7,932,937)
Purchase of mineral lease rights	-	(1,800,000)
Mineral rights deposits paid	(610,000)	(1,297,000)
Investment in notes receivable	(702,612)	(2,694,000)
Proceeds from notes receivable	1,150,522	1,043,500
Advance royalty payments - net	(120,000)	(360,000)
Net cash used for investing activities	(2,354,840)	(13,040,437)

Cash flows from financing activities:
Advances from related parties	724,902	347,256
Proceeds on private equity placements	3,143,374	12,177,514
Payments of debt	(193,196)	(546,611)
Proceeds from debt	-	517,000
Proceeds from convertible debt	2,337,438	6,227,730
Repayment of convertible debt	(117,500)	(400,000)
Proceeds from promissory notes	356,154	-
Proceeds from Federal relief loans	577,490	-
Net cash from financing activities	6,828,662	18,322,889

Increase (decrease) in cash	11,685	(2,589,282)
Cash, beginning of the period	50,719	2,640,001
Cash, end of the period	$62,404	$50,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$284,753	$19,700
Non cash financing and investing activities:
Value of warrants issued to convertible debt holders	$747,384	$753,270
Beneficial conversion feature on debt extinguishment	$109,275	$-
Beneficial conversion feature of convertible debt issued	$-	$728,356
Shares issued on conversion of convertible debt	$1,155,059	$-
Shares issued to settle debt	$822,529	$424,604
Shares issued to settle related party payables	$86,996	$-

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

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

Between March 14, 2019 and August 31, 2020, the Company made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

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

The consolidated financial statements were authorized for issue by the Board of Directors on December 14, 2020.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

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

The Company has accounted for its investment in Accord GR Energy, Inc. (“Accord”) on the equity basis since March 1, 2017. The Company had previously owned a controlling interest in Accord and the results were consolidated in the Company’s financial statements. However, subsequent equity subscriptions into Accord reduced the Company’s ownership to 44.7% as of March 1, 2017 and the results of Accord were deconsolidated from that date. As of August 31, 2020, the Company has impaired 100% of the remaining investment in Accord due to inactivity and a lack of adequate investment in Accord to progress to commercial production and viability.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

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

The Company recognizes revenue in terms of ASC 606 – Revenue from Contracts with Customers (ASC 606).

Revenue transaction are assessed using a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The five steps are as follows:

i.	identify the contract with a customer;

ii.	identify the performance obligations in the contract;

iii.	determine the transaction price;

iv.	allocate the transaction price to performance obligations in the contract; and

v.	recognize revenue as the performance obligation is satisfied.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

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

Disaggregation of revenue

The Company has limited revenues to date. Disaggregation of revenue disclosures can be found in Note 28.

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

For the years ended August 31, 2020 and 2019

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

For the years ended August 31, 2020 and 2019

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

For the years ended August 31, 2020 and 2019

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

For the years ended August 31, 2020 and 2019

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

In August 2020, the FASB issued ASU No. 2020-06, debt with Conversion and Other Options (subtopic 470-20): and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). Certain accounting models for convertible debt instruments with beneficial conversion features or cash conversion features are removed from the guidance and for equity instruments the contracts affected are free standing instruments and embedded features that are accounted for as derivatives, the settlement assessment was simplified by removing certain settlement requirements.

This ASU is effective for fiscal years and interim periods beginning after December 15, 2021.

The effects of this ASU on the Company’s condensed consolidated financial statements is currently being assessed and is expected to have an immaterial impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss (CECL) methodology. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required.

Since adopted on January 1, 2020, there has not been any material impact on the Company’s financial position, results of operations, and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), this update reduce the complexity in accounting for income taxes by removing certain exceptions to accounting for income taxes and deferred taxes and simplifying the accounting treatment of franchise taxes, a step up in the tax basis of goodwill as part of business combinations, the allocation of current and deferred tax to a legal entity not subject to tax in its own financial statements, reflecting changes in tax laws or rates in the annual effective rate in interim periods that include the enactment date and minor codification improvements.

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

For the years ended August 31, 2020 and 2019

Expressed in US dollars

3.	GOING CONCERN

The Company has incurred losses for several years and, at August 31, 2020, has an accumulated deficit of $90,664,349, (August 31, 2019 - $78,285,282) and working capital (deficiency) of $12,955,134 (August 31, 2019 - $9,268,763). These consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivables consist of:

	August 31, 2020	August 31, 2019

Goods and services tax receivable	$12,830	$59,013
Other receivables	-	85,000
	$12,830	$144,013

Information about the Company’s exposure to credit risks for trade and other receivables is included in Note 31(a).

5.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

			Principal due	Principal due
	Maturity Date	Interest Rate	August 31, 2020	August 31, 2019

Private debtor	March 16, 2020	5%	$76,000	$76,000
Private debtor	August 20, 2021	5%	-	642,581
Private debtor	August 20, 2021	5%	-	117,000
Interest accrued			13,159	10,162
			$89,159	$845,743

Disclosed as follows:
Current portion			$89,159	$85,359
			-	760,384
			$89,159	$845,743

Manhatten Enterprises

The Company advanced Manhatten Enterprises the sum of $76,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date and is currently on demand until a new agreement is negotiated.

Strategic IR

The Company advanced Strategic IR a total of $642,581 during the year ended August 31, 2019. This was memorialized by a promissory note that bears interest at 5% per annum and is repayable on August 20, 2021. During the year ended August 31, 2020, the Company advanced Strategic IR a further $125,000 and received repayments totaling $196,000. Consulting fees owing to Strategic IR in terms of a consulting agreement entered into amounting to $553,333 were offset against the balance owing to the Company. The Debt owing by Strategic IR was extinguished during the current year.

Beverly Pacific Holdings

The company advanced Beverly Pacific Holdings a net amount of $117,000 during the year ended August 31, 2019, memorialized by a promissory note that bears interest at 5% per annum and is repayable on August 20, 2021. During the current period, the Company advanced a further $577,612, which has subsequently been settled by Beverly Pacific. As of August 31, 2020, the balance owing to the Company is $0.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

6.	ORE INVENTORY

On June 1, 2015, the Company acquired a 100% interest in TMC Capital LLC (“TMC”), which through a sub-lease with Valkor, LLC (“Valkor”) holds the rights to mine ore from the Asphalt Ridge deposit. The mining and crushing of the bituminous sands has been contracted to an independent third party.

During the year ended August 31, 2020, the cost of mining, hauling and crushing the ore, amounting to $162,043 (2019 - $176,792), was recorded as the cost of the crushed ore inventory.

7.	ADVANCED ROYALTY PAYMENTS

Advance royalty payments to Asphalt Ridge, Inc.

During the year ended August 31, 2015, the Company acquired TMC, which has a mining and mineral lease with Asphalt Ridge, Inc. (the “TMC Mineral Lease”) (Note 8(a)). The mining and mineral lease with Asphalt Ridge, Inc. required the Company to make minimum advance royalty payments which could be used to offset future production royalties for a maximum of two years following the year the advance royalty payment was made.

As at August 31, 2020, the Company has paid advance royalties of $2,370,336 (2019 - $2,250,336) to the lease holder, of which all had been expensed as of August 31, 2020 due to the termination of the TMC Mineral Lease as discussed in note 8(a) below.

8.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
Additions	-	-	23,800,000	23,800,000
August 31, 2019	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
August 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2018, 2019 and 2020	$-	$-	$-	$-

Carrying Amounts
August 31, 2018	$11,091,388	$19,755	$-	$11,111,143
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
August 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

8.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease

Effective August 10, 2020, the TMC mineral lease was terminated and a new Short-Term Mining Lease agreement between Valkor and Asphalt Ridge, Inc was entered into with a back to back Short-Term Mining and Mineral sub-lease entered into between Valkor and TMC, whereby all of the rights and obligations of the lease were sub-let to TMC.

On June 1, 2015, the Company acquired TMC Capital, LLC (“TMC”). TMC holds a mining and mineral lease, subleased from Asphalt Ridge, Inc., on the Asphalt Ridge property located in Uintah County, Utah (the “TMC Mineral Lease”).

The salient terms of the lease are as follows:

1.	The exclusive right and privilege during the term of this Sublease to explore for and mine by any methods now known or hereafter developed, extract and sell or otherwise dispose of, any and all asphalt, bitumen, maltha, tar sands, oil sands ("Tar Sands") and any and all other minerals of whatever kind or nature which are associated with or contained in any Tar Sands deposit, whether hydrocarbon, metalliferous, non-metalliferous or otherwise, including, but not limited to, gold, silver, platinum, sand and clays on and in the Property, and whether heretofore known or hereafter discovered (collectively, "Minerals"), from the ground surface to a depth of 3,000 feet above Mean Sea level (MSL), together with the products and byproducts of the processing of the Minerals, and together with the right to use so much of the surface of the Property as may be necessary in the exercise of said rights and in furtherance of the purposes expressed herein, including ingress and egress, and together with the right to construct on the Property such improvements as may be reasonably necessary to the exploration for and the mining, extraction, removal, processing, beneficiating, sale or other disposition of the Minerals, but not including the construction of any new roads without the prior written consent of Sublessor; and

2.	The right to use any or all of the Water Rights at any time during the term of this Sublease in conducting its activities as provided for herein; provided that approval of change applications may need to be obtained in order to allow use of the Water Rights on the Property for mining purposes.

3.	The term of the sub-lease is for the period ending June 30, 2021 unless the Short Term Mining Lease between Valkor and Asphalt Ridge is terminated earlier.

4.	During the Term and subject to the Lessor Reserved Rights, Sublessee shall have the right to explore, develop, mine, drill, pump, process, produce and market the Minerals in, on, or under the Property, including any existing stockpiles or dumps, whether by drilling, surface, strip, contour, quarry, bench, underground, solution, in situ or other mining methods, and in connection therewith, Sublessee shall have the right to conduct the following activities and operations (“Operations”) on the Property in accordance with the terms of this Sublease and applicable laws and regulations:

a.	To mine, process, mill, beneficiate, treat, concentrate, extract, refine, leach, convert, upgrade, prepare for market, any and all Minerals mined or otherwise extracted from the Property;
b.	To temporarily store or permanently dispose on the Property Minerals, water, waste or other materials resulting from Operations on the Property;
c.	to use and develop any and all ditches, flumes, water and Water Rights and appurtenant to the Property; and
d.	to use so much of the surface and surface resources of the Property as may be reasonably necessary in the exercise of said rights, or which Sublessee may deem desirable or convenient, including rights of ingress and egress in connection with its operations on the Property. During the term of the lease the sub-lessee has the right to use any or all of the Water Rights at any time during the term of this Sublease in conducting its activities as provided for herein; provided that approval of change applications may need to be obtained in order to allow use of the Water Rights on the Property for mining purposes.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

8.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease (continued)

5.	TMC will pay Valkor the sum of $25,000 on lease commencement, and thereafter $15,000 per month until expiration of the lease

6.	TMC will pay a production royalty as follows:

a.	For "Bitumen Product" produced from Tar Sands mined or otherwise extracted from the Property shall be eight percent (8%) of the gross sales revenue received by Sublessee from the sale of such Bitumen Product at the Property. As used herein, the term "Bitumen Product" means naturally occurring oil in the Tar Sands that is sold in whatever form, including run-of-mine, screened, processed, or after the addition of any additives and/or upgrading of the Bitumen Product
b.	The Production Royalty on all other Minerals produced from Bitumen Product mined or otherwise extracted from the Property and sold shall be eight percent (8%) of the gross sales revenue received by Sublessee. Subject to the provisions of Paragraph 1, wherein sales of products and byproducts are wholly accounted for, should sales occur to a third party purchaser that is engaged in marketing a variety of products or by-products made from such materials, payments to Sublessor may vary. If Sublessee’s receipts are measurably greater than comparable sales by others of similar products or byproducts which may be due to the nature of high end by-products such as frac sands produced and sold by the third party, the Production Royalty to Sublessor shall be the greater of a 5% royalty on the gross value of the product and by-products sold by the third party or 50% of the gross revenue received by Sublessee from the sale of such products or byproducts, as the case may be.
c.	The Production Royalty on oil and gas, and associated hydrocarbons produced by Sublessee using standard oil and gas drilling recovery techniques above 3000 feet MSL and sold shall be 1/6 of the gross market value.
d.	Any sales of Minerals to third parties shall be of such a nature that the sales price adequately represents the market value of all potential products or by-products.
e.	Minerals shall be deemed sold at the time they leave the Property or at the time the Minerals are transferred by Sublessee to an Affiliate. As used herein, "Affiliate" means any business entity which, directly or indirectly, is owned or controlled by Sublessee or owns or controls Sublessee, or any entity or firm acquiring Minerals from Sublessee otherwise than at arm's-length.

7.	Prior to commencing any Operations, Sublessee shall have obtained final approval of all necessary mining and reclamation plans from the Utah Division of Oil, Gas and Mining, or its successor agency (the "Division") authorizing Sublessee’s Operations and shall have posted with and obtained approval from the Division of a surety bond or other financial guarantee (“Reclamation Surety”) in the amount and form acceptable to the Division and sufficient to guarantee Sublessee’s performance of reclamation in accordance with Utah laws and regulations. The amount of the surety bond or financial guarantee shall be periodically reviewed in accordance with Division’s regulations and, if the Division directs, increased or otherwise modified as directed by the Division. Sublessee shall keep Sublessor fully informed as to reclamation costs and bonding requirements and Sublessor’s approval of the bond amount shall be required. Sublessor will not unreasonably withhold such approval.

8.	Under the terms of the Lease, Asphalt Ridge , Inc. has reserved the right at any time during the term of the Lease to convey all or part of the Property or the Water Rights, or rights therein, subject to the Lease and shall give Sublessor Notice of any such conveyance. This Sublease shall be subject to the right reserved by the Lessor as described herein. Upon Sublessor’s receipt of any sale or conveyance of the Property by Lessor, Sublessor shall promptly notify Sublessee in writing of any such conveyance.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

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

On July 22, 2019, the Company acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the BLM covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah, for a total consideration of $13,000,000 settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, amounting to $12,000,000 and cash of $1,000,000, of which $100,000 has not been paid to date.

9.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2018	$23,101,035	$394,555	$23,495,590
Additions	12,454,792	43,613	12,498,405
August 31, 2019	35,555,827	438,168	35,993,995
Additions	2,072,058	692	2,072,750
August 31, 2020	$37,627,885	$438,860	$38,066,745

Accumulated Amortization
August 31, 2018	$2,148,214	$158,481	$2,306,695
Additions	-	73,650	73,650
August 31, 2019	2,148,214	232,131	2,380,345
Additions	-	103,888	103,888
August 31, 2020	$2,148,214	$336,019	$2,484,233

Carrying Amount
August 31, 2018	$20,952,821	$236,074	$21,188,895
August 31, 2019	$33,407,613	$206,037	$33,613,650
August 31, 2020	$35,479,671	$102,841	$35,582,512

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

9.	PROPERTY, PLANT AND EQUIPMENT(continued)

(a)	Oil Extraction Plant

In June 2011, the Company commenced the development of an oil extraction facility on its mineral lease in Maeser, Utah and entered into construction and equipment fabrication contracts for this purpose. On September 1, 2015, the first phase of the plant was completed and was ready for production of hydrocarbon products for resale to third parties. During the year ended August 31, 2017 the Company began the dismantling and relocating the oil extraction facility to its TMC Mineral Lease facility to improve production and logistical efficiencies while continuing its project to increase production capacity to a minimum capacity of 400-500 barrels per day. The plant has been substantially relocated to the TMC mining site and expansion of the plant to production of 400-500 barrels per day has been substantially completed.

The cost of construction includes capitalized borrowing costs for the year ended August 31, 2020 of $0 (2019 - $2,190,309) and total capitalized borrowing costs as at August 31, 2020 of $4,421,055 (2019 - $4,421,055).

As a result of the relocation of the plant and the expansion that has taken place to date, the Company reassessed the reclamation and restoration provision and raised an additional liability of $2,375,159 during the fiscal year ended August 31, 2019 which is capitalized to the cost of the plant and will be depreciated according to our depreciation policy.

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 400-500 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company re-evaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 11) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the 2020 and 2019 fiscal years as there has only been test production during these years.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

10.	LEASES

Adoption of ASC Topic 842, “Leases”

On September 1, 2019, the Company adopted Topic 842 using the prospective transition method applied to leases that were in place as of September 1, 2019. Results for reporting periods beginning after September 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

The Company entered into a real property lease for office space located at 15315 Magnolia Blvd., Sherman Oaks, California. The lease commenced on September 1, 2019 and expires on August 31, 2024, monthly rental expense is $4,941 per month with annual 3% escalations during the term of the lease.

The initial value of the right-of-use asset was $245,482 and the operating lease liability was $245,482. The Company monitors for events or changes in circumstances that require a reassessment of our lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset unless doing so would reduce the carrying amount of the right-of-use asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative right-of-use asset balance is recorded as a loss in the statement of operations and comprehensive loss.

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

Discount Rate

To determine the present value of minimum future lease payments for operating leases at September 1, 2019, the Company was required to estimate a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the 5 year ARM interest rate at the time of entering into the agreement and compared that rate to the Company’s weighted average cost of funding at the time of entering into the operating lease. The Company determined that 10.00% was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

Right of use assets

Right of use assets included in the consolidated Balance Sheet are as follows:

	August 31, 2020	August 31, 2019
Non-current assets
Right of use assets – operating leases, net of amortization	$209,101	$-
Right of use assets – finance leases, net of depreciation – included in property, plant and equipment	718,193	758,534

Lease costs consist of the following:

	Year ended August 31, 2020	Year ended August 31, 2019

Finance lease cost:	$82,878	$93,883
Depreciation of right of use assets	40,341	40,341
Interest expense on lease liabilities	42,537	53,542

Operating lease expense	59,292	-

Total lease cost	$142,170	$93,883

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

10.	LEASES (continued)

Other lease information:

	Year ended August 31, 2020	Year ended August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(42,537)	$(53,542)
Operating cash flows from operating leases	(59,292)	-
Financing cash flows from finance leases	$(157,388)	$(196,611)

Right-of -use assets obtained in exchange for new operating leases	$245,482	-
Weighted average remaining lease term – finance leases	1.25 years	2.25 years
Weighted average remaining lease term – operating leases	4 years	-
Weighted average discount rate – finance leases	12.36%	11.54%
Weighted average discount rate – operating leases	10.00%	-

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	August 31, 2020	August 31, 2019
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$193,680	$229,176
1 to 2 years	80,700	186,852
2 to 3 years	-	46,713
	274,380	462,741
Imputed interest	(26,948)	(57,113)
Total finance lease liability	$247,432	$405,628

Disclosed as:
Current portion	$172,374	$189,933
Non-current portion	75,058	215,695
	$247,432	$405,628

The amount of future minimum lease payments under operating leases is as follows:

	August 31, 2020	August 31, 2019
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$61,070	$-
1 to 2 years	62,903	-
2 to 3 years	64,790	-
3 to 4 years	66,734	-
	255,497	-
Imputed interest	(46,396)	-
Total operating lease liability	$209,101	$-

Disclosed as:
Current portion	$42,053	$-
Non-current portion	167,048	-
	$209,101	$-

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

11.	INTANGIBLE ASSETS

Oil Extraction
Technologies

Cost
August 31, 2018	$809,869
Additions	-
August 31, 2019	809,869
Additions	-
August 31, 2020	$809,869

Accumulated Amortization
August 31, 2018	$102,198
Additions	-
August 31, 2019	102,198
Additions	-
August 31, 2020	$102,198

Carrying Amounts
August 31, 2018	$707,671
August 31, 2019	$707,671
August 31, 2020	$707,671

Oil Extraction Technologies

During the year ended August 31, 2012, the Company acquired a closed-loop solvent based oil extraction technology which facilitates the extraction of oil from a wide range of bituminous sands and other hydrocarbon sediments. The Company has filed patents for this technology in the USA and Canada and has employed it in its oil extraction plant. The Company commenced partial production from its oil extraction plant on September 1, 2015 and was amortizing the cost of the technology over fifteen years, the expected life of the oil extraction plant. Since the company has increased the capacity of the plant to 400 to 500 barrels daily during 2018, and expects to further expand the capacity to an additional 3,000 barrels daily, it determined that a more appropriate basis for the amortization of the technology is the units of production at the plant after commercial production begins again.

No amortization of the technology was recorded during the 2020 and 2019 fiscal years.

12.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at August 31, 2020 and 2019 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at August 31, 2020 and 2019 consist primarily of other operating expenses and interest accruals on debt (Note 13) and convertible debentures (Note 14).

Information about the Company’s exposure to liquidity risk is included in Note 31(c).

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

13.	DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	August 31, 2020	August 31, 2019

Private lenders	On demand	10.00%	115,000	200,000
Private lenders	August 31, 2020	5.00%	468,547	567,230
Private lenders	On demand	10.00%	100,000	100,000

			$683,547	$867,230

The maturity date of debt is as follows:

	August 31, 2020	August 31, 2019

Principal classified as repayable within one year	$683,547	$867,230
Principal classified as repayable later than one year	-	-

	$683,547	$867,230

(a)	Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on September 2, 2018. The loan is guaranteed by the Chairman of the Board. During the year ended August 31, 2020 the company repaid $35,000 of the principal outstanding and on July 6, 2020 in accordance with the terms of a debt settlement agreement entered into, the lender converted $50,000 into 1,250,000 shares at a conversion price of $0.04 per share.

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures initially bore interest at a rate of 12% per annum, were originally scheduled to mature on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018, bearing interest at 5% per annum. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company. On December 13, 2019, the maturity date of the non-convertible portion of the debenture was extended to January 31, 2020 and the interest rate was increased to 10% per annum. Effective January 31, 2020, the terms of the debenture were renegotiated and the maturity date was extended to August 31, 2020. The maturity date of the debentures are currently being renegotiated.

(iii)	On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matured on September 17, 2019 and bears interest at 10% per annum. Subsequent to year end, on September 23, 2020, the principal amount of the debenture of $100,000 plus accrued interest of $18,904 was converted into 2,161,892 shares at a conversion price of $0.055 per share.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

14.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	August 31, 2020	August 31, 2019

GS Capital Partners	January 15, 2020	10.00%	-	143,750
Calvary Fund I LP	September 4, 2019	10.00%	-	250,000
	July 31, 2021	12.00%	250,000	250,000
	July 31, 2021	12.00%	480,000	480,000
	August 7, 2021	0%	150,000	-
SBI Investments LLC	December 15, 2020	10.00%	250,000	250,000
	January 16, 2021	10.00%	55,000	-
Bay Private Equity, Inc.	March 31, 2021	5.00%	3,661,874	2,900,000
	February 20, 2021	5.00%	2,400,000	2,400,000
Cantone Asset Management LLC	October 19, 2020	7.00%	300,000	300,000
	December 17, 2020	7.00%	240,000	-
	January 14, 2021	7.00%	240,000	-
Private lender	October 29, 2020	10.00%	200,000	-
Petroleum Capital Funding LP.	November 26, 2023	10.00%	318,000	-
	December 4, 2023	10.00%	432,000	-
	March 30, 2024	10.00%	471,000	-
Power Up Lending Group LTD	May 7, 2021	12.00%	64,300	-
	June 4, 2021	12.00%	69,900	-
	June 19, 2021	12.00%	82,500	-
EMA Financial, LLC	April 22, 2021	8.00%	150,000	-
Morison Management S.A	July 31, 2021	10.00%	192,862	-
			10,007,436	6,973,750
Unamortized debt discount			(1,173,112)	(644,281)
Total loans			$8,834,324	$6,329,469

The maturity date of the convertible debentures are as follows:

	August 31, 2020	August 31, 2019

Principal classified as repayable within one year	$8,227,257	$6,188,872
Principal classified as repayable later than one year	607,067	140,597

	$8,834,324	$6,329,469

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

14.	CONVERTIBLE DEBENTURES (continued)

(a)	GS Capital Partners

On December 28, 2018, the Company issued a convertible debenture to GS Capital Partners (“GS”)of $143,750 including an Original Issue Discount (“OID”) of $18,750, together with warrants exercisable for 260,416 shares of common stock at an exercise price of $0.48 per share with a maturity date of April 29, 2019. The debenture has a term of four months and one day and bears interest at a rate of 10% per annum payable at maturity and at the option of the holder the purchase amount of the debenture (excluding the original issue discount of 15%) is convertible into 260,416 common shares of the Company at $0.48 per share in accordance with the terms and conditions set out in the debenture.

On August 26, 2020, the convertible debenture in the aggregate principal sum of $143,750 together with accrued interest and penalty interest thereon of $49,112 was purchased and assigned to Morison Management S.A. (“Morison”) The Company cancelled the convertible debenture issued to GS and issued a replacement convertible debenture to Morison in the aggregate principal sum of $192,862 with a maturity date of August 26, 2021 and bearing interest at 10% per annum. The note is convertible into common shares at a conversion price equal to 50% of the lowest trading price on the preceding 20 days prior to the notice of conversion.

(b)	Cavalry Fund I LP

(i)

On September 4, 2018, the Company issued units to Cavalry Fund I LP (”Cavalry”) for $250,000, which was originally advanced on August 9, 2018. The units consist of 250 units of $1,000 convertible debentures and a common share purchase warrant exercisable for 1,149,424 shares. The convertible debenture bore interest at 10% per annum and matured on September 4, 2019 and was convertible into common shares of the Company at a price of $0.87 per common share. The common share purchase warrants entitle the holder to acquire additional common shares of the Company at a price of $0.87 per share and expired on September 4, 2019.

On September 9, 2019, the Company repaid $75,000 of principal and $1,096 in interest in partial settlement of the convertible debenture. On September 19, 2019, the Company entered into an agreement with Calvary Fund, whereby the remaining principal and interest of $200,000 was settled by the issue of 1,111,111 common shares and a warrant exercisable for 1,111,111 common shares at an exercise price of $0.23 per share.

On August 7, 2020 the Company entered into an Amended and Restated Amending Agreement (“ARA”) with Cavalry whereby the maturity date of the warrant exercisable for 1,111,111 common shares was extended to July 31, 2021 and the exercise price was amended to $0.0412 per share.

(ii)

On October 12, 2018, the Company issued 250 one year units to Cavalry for gross proceeds of $250,000, each unit consisting of a $1,000 principal convertible unsecured debenture, bearing interest at 10% per annum and convertible into common shares at $0.86 per share, and a common share purchase warrant exercisable for 290,500 shares at an exercise price of $0.86 per share, which warrant expired on October 12, 2019.

During December 2019, the maturity date of the convertible debenture was amended to October 12, 2020 and the conversion price was amended to $0.18 per share. In terms of the ARA entered into on August 7, 2020, the maturity date of the convertible debenture was amended to July 31, 2021, the interest rate was amended to 12% per annum and the conversion price was amended to $0.0412 per share.

(iii)

On August 19, 2019, the Company issued a convertible debenture to Calvary for an aggregate principal amount of $480,000, including an original issue discount of $80,000, for net proceeds of $374,980 after certain legal expenses, and a warrant exercisable for 2,666,666 common shares at an exercise price of $0.15 per share. The convertible debenture bore interest at 3.3% per annum and matured on August 29, 2020. The convertible debenture may be converted into common shares of the Company at a conversion price of $0.17 per share.

In terms of the ARA entered into on August 7, 2020, the maturity date of the convertible debenture was amended to July 31, 2021 and the conversion price was amended to $0.0412 per share and the exercise price of the warrant was amended to $0.0412 per share and the maturity date was amended to July 31, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

14.	CONVERTIBLE DEBENTURES (continued)

(c)	SBI Investments, LLC

(i)

On October 15, 2018, the Company entered into an agreement with SBI Investments, LLC (“SBI”) whereby the Company issued 250 one year units for proceeds of $250,000, each debenture consisting of a $1,000 principal convertible unsecured debenture, bearing interest at 10% per annum and convertible into common shares at $0.86 per share, and a warrant exercisable for 1,162 shares of common stock at an exercise price of $0.86 per share.

The warrants expired on October 15, 2019 unexercised.

During December 2019, the maturity date of the convertible loan was extended to October 12, 2020 and the conversion price of the note was reset to $0.18 per share.

Subsequent to year end, the Company repaid $50,000, and the maturity date of the loan has been extended to December 15, 2020.

(ii)	On January 16, 2020, the Company entered into an agreement with SBI whereby the Company issued a convertible promissory note for $55,000 for gross proceeds of $50,000, bearing interest at 10% per annum and convertible into common shares at $0.14 per share. The convertible note matures on January 16, 2021. In conjunction with the convertible promissory note, the Company issued a warrant exercisable for 357,142 shares of common stock at an exercise price of $0.14 per share, expiring on January 16, 2021.

(d)	Bay Private Equity, Inc.

(i)

On September 17, 2018, the Company issued 3 one year convertible units of $1,100,000 each to Bay Private Equity, Inc. (“Bay”), including an OID of $100,000 per unit, for net proceeds of $2,979,980. These units bear interest at 5% per annum and matured one year from the date of issue. Each unit consists of one senior secured convertible debenture of $1,100,000 and 250,000 common share purchase warrants. Each convertible debenture may be converted to common shares of the Company at a conversion price of $1.00 per share. Each common share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $1.10 per share for one year after the issue date.

On January 23, 2019, $400,000 of the principal outstanding was repaid out of the proceeds raised on the January 16, 2019 Bay convertible debenture, see (ii) below.

On September 17, 2019, the warrants expired, unexercised.

During December 2019, the maturity date was extended to January 15, 2020. The maturity date was not extended further during the year and the note was in default as at August 31, 2020.

Subsequent to year end on September 1, 2020, the convertible debenture was assigned to Bellridge Capital, LP (“Bellridge”). Bellridge enforced the penalty provisions of the original agreement, resulting in an increase in the capital due under the debenture by $610,312 , and an increase of 10% to the interest rate, from the date of original default which was September 19, 2019.

On September 23, 2020, in accordance with the terms of the amended agreement entered into with Bellridge, the maturity date was extended to March 31, 2021 and the conversion price was amended to $0.055 per share.

(ii)

On January 16, 2019, the Company issued a convertible debenture of $2,400,000, including an OID of $400,000, for net proceeds of $2,000,000. The convertible debenture bears interest at 5% per annum and matured on October 15, 2019. The convertible debenture may be converted to 5,000,000 common shares of the Company at a conversion price of $0.40 per share. $400,000 of the proceeds raised was used to repay a portion of the $3,300,000 convertible debenture issued to Bay Private Equity on September 17, 2018 (Note 14(d)(i)).

On August 20, 2020, in accordance with the terms of an amendment entered into with Bay, the maturity date was extended to February 20, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

14.	CONVERTIBLE DEBENTURES (continued)

(e)	Cantone Asset Management, LLC

(i)

On July 19, 2019, the Company issued a convertible debenture to Cantone Asset Management, LLC (“Cantone”) in the aggregate principal amount of $300,000, including an OID of $50,000 for net proceeds of $234,000 after certain issue expenses. The convertible debenture bears interest at 7% per annum and the gross proceeds, less the OID, of $250,000 is convertible into common shares at a conversion price of $0.19 per share, and matured on October 19, 2020.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 1,315,789 common shares at an exercise price of $0.24 per share, expiring on October 19, 2020.

On July 7, 2020, the Company entered into an Amending Agreement (“the Amendment”) whereby the conversion price of the convertible debenture was amended to $0.037 per share and the warrant exercise price was amended to $0.03 per share.

(ii)

On September 19, 2019, the Company issued a convertible debenture to Cantone in the aggregate principal amount of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000. The convertible debenture bears interest at 7% per annum and the gross proceeds less the OID, of $200,000 is convertible into common shares at a conversion price of $0.21 per share, and matures on December 17, 2020.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 952,380 common shares at an exercise price of $0.26 per share, expiring on December 17, 2020.

In accordance with the terms of the Amendment entered into on July 7, 2020, the conversion price was amended to $0.037 per share and the warrant exercise price was amended to $0.03 per share.

(iii)

On October 14, 2019, the Company issued a convertible debenture to Cantone in the aggregate principal amount of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000. The convertible debenture bears interest at 7% per annum and the gross proceeds less the OID, of $200,000 is convertible into common shares at a conversion price of $0.17 per share, and matures on January 14, 2021.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 1,176,470 common shares at an exercise price of $0.17 per share, expiring on January 16, 2021.

In accordance with the terms of the Amendment entered into on July 7, 2020, the conversion price of the convertible debenture was amended to $0.037 per share and the warrant exercise price was amended to $0.03 per share.

(f)	Private lender

On October 29, 2019, the Company issued a convertible debenture to a private lender in the aggregate principal amount of $200,000. The convertible debenture bears interest at 10.0% per annum and matured on October 29, 2020. The convertible debenture may be converted into common shares of the Company at a conversion price of $0.18 per share. The Company is currently renegotiating the terms of the convertible debenture with the lender.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 555,555 common shares at an exercise price of $0.18 per share, which warrant expired on October 29, 2020.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

14.	CONVERTIBLE DEBENTURES (continued)

(g)	Petroleum Capital Funding LP.

All of the convertible notes issued to Petroleum Capital Funding LP. (“PCF”) are secured by a first priority lien on all bitumen reserves at the Asphalt Ridge property consisting of 8,000 acres.

The Company may force the conversion of all of the convertible debentures if the trading price of the Company’s common shares on the TSXV Venture Exchange is above $0.40 for 20 consecutive trading days, with an average daily volume of greater than 1 million common shares, and has agreed to certain restrictions on paying dividends, registration rights and rights of first refusal on further debt and equity offerings.

(i)

On November 26, 2019, further to a term sheet entered into with PCF, the Company issued a convertible debenture in the aggregate principal amount of $318,000, including an OID of $53,000 for net proceeds of $226,025 after certain issue expenses. The convertible debenture bears interest at 10% per annum and the gross proceeds less the OID of $265,000 is convertible into common shares at a conversion price of $0.21 per share, and matures on November 26, 2023.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 1,558,730 common shares and a brokers warrant exercisable for 124,500 common shares, at an exercise price of $0.17 per share, expiring on November 26, 2023.

Subsequent to year end, on September 22, 2020, the Company entered into an Amending Agreement, whereby the conversion price of the convertible debenture was amended to $0.055 per share and the exercise price of the warrant exercisable for 1,558,730 shares was amended to $0.055 per share.

(ii)

On December 4, 2019, the Company concluded its second closing as contemplated by the term sheet entered into with PCF per (i) above and issued a convertible debenture in the aggregate principal amount of $432,000, including an OID of $72,000 for net proceeds of $318,600 after certain issue expenses. The convertible debenture bears interest at 10% per annum and the gross proceeds less the OID of $360,000 is convertible into common shares at a conversion price of $0.21 per share, and matures on December 4, 2023.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 2,117,520 common shares and a brokers warrant exercisable for 169,200 common shares, at an exercise price of $0.17 per share, expiring on December 4, 2023.

Subsequent to year end, on September 22, 2020, the Company entered into an Amending Agreement, whereby the conversion price of the convertible debenture was amended to $0.055 per share and the exercise price of the warrant exercisable for 2,117,520 shares was amended to $0.055 per share.

(iii)

On March 30, 2020, the Company concluded its third closing as contemplated by the term sheet entered into with PCF per (i) above and issued a convertible debenture in the aggregate principal amount of $471,000, including an OID of $78,500 for net proceeds of $347,363 after certain issue expenses. The convertible debenture bears interest at 10% per annum and the gross proceeds less the OID of $392,500 is convertible into common shares at a conversion price of $0.21 per share, and matures on March 30, 2024.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 4,906,250 common shares and a brokers warrant exercisable for 392,500 common shares, at an exercise price of $0.17 per share, expiring on March 30, 2024.

Subsequent to year end, on September 22, 2020, the Company entered into an Amending Agreement, whereby the conversion price of the convertible debenture was amended to $0.055 per share and the exercise price of the warrant exercisable for 4,906,250 shares was amended to $0.055 per share.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

14.	CONVERTIBLE DEBENTURES (continued)

(h)	Power Up Lending Group LTD.

(i)

On October 11, 2019, the Company issued a convertible promissory note to Power Up Lending Group LTD (“Power Up”) in the aggregate principal sum of $158,000, including an original issue discount of $15,000, for net proceeds of $140,000 after certain expenses. The note bore interest at 12% per annum and matured on October 17, 2020. The note could be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note was convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

Between May 5, 2020 and June 8, 2020, Power Up converted the aggregate principal sum of $158,000, including interest thereon of $8,580 into 6,861,225 common shares at an average conversion price of $0.024 per share, thereby extinguishing the note.

(ii)

On December 17, 2019, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $81,000, including an original issue discount of $8,000, for net proceeds of $70,000 after certain expenses. The note bears interest at 12% per annum and matures on December 17, 2020. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

Between June 18, 2020 and June 25, 2020, Power Up converted the aggregate principal sum of $81,000, including interest thereon of $3,960 into 4,317,500 common shares at an average conversion price of $0.020 per share, thereby extinguishing the note.

(iii)

On May 7, 2020, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $64,300, including an original issue discount of $6,300, for net proceeds of $55,000 after certain expenses. The note bears interest at 12% per annum and matures on May 7, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(iv)

On June 4, 2020, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $69,900, including an original issue discount of $6,900, for net proceeds of $60,000 after certain expenses. The note bears interest at 12% per annum and matures on June 4, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(v)

On June 19, 2020, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $82,500, including an original issue discount of $7,500, for net proceeds of $72,000 after certain expenses. The note bears interest at 12% per annum and matures on June 19, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

14.	CONVERTIBLE DEBENTURES (continued)

(i)	EMA Financial, LLC

(i)

On November 21, 2019, the Company issued a convertible promissory note to EMA Financial, LLC (“EMA”) for the aggregate principal sum of $150,000, including an original issue discount of $22,500, for net proceeds of $123,750 after certain expenses. The note bears interest at 8% per annum and matures on August 20, 2020. The note may be prepaid subject to a prepayment penalty of 130%. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to the lower of; (i) the lowest trading price of the Company’s common stock during the 15 trading days including and immediately preceding the issue date; and (ii) 70% of the two lowest average trading price during the fifteen trading days including and immediately preceding the conversion date.

Between June 8, 2020 and June 30, 2020, EMA converted the aggregate principal sum of $43,021 into 3,800,000 common shares at an average conversion price of $0.011 per share.

On July 31, 2020, the remaining principal balance of the note amounting to $106,979, including interest thereon of $8,273 was acquired by Global Business Partners (“GBP”) and the Company issued a new convertible note to GBP, bearing interest at 8% per annum and maturing on July 31, 2021. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 70% of the two lowest average trading price during the previous fifteen prior trading days.

On August 3, 2020, the convertible note issued to GBP was assigned to Morison Management S.A. (“Morison”). On the same day, Morison converted the aggregate principal sum of $106,979, including interest thereon of $8,600 into 13,037,710 common shares at a conversion price of $0.009 per share, thereby extinguishing the note.

(ii)

On July 22, 2020, the Company issued a convertible promissory note to EMA for the aggregate principal sum of $150,000, including an original issue discount of $15,000, for net proceeds of $130,500 after certain expenses. The note bears interest at 8% per annum and matures on April 22, 2021. The note may be prepaid subject to a prepayment penalty of 130%. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to the lower of; (i) the lowest trading price of the Company’s common stock during the 15 trading days including and immediately preceding the issue date; and (ii) 70% of the two lowest average trading prices during the fifteen prior trading days including and immediately preceding the conversion date.

(j)	Morison Management S.A.

On August 26, 2020, the convertible debenture originally issued to GS Capital Partners in the aggregate principal sum of $143,750 together with accrued interest and penalty interest thereon of $49,112 was purchased and assigned to Morison Management S.A. (“Morison”). The Company cancelled the convertible debenture issued to GS and issued a replacement convertible debenture to Morison in the aggregate principal sum of $192,862 with a maturity date of August 26, 2021 and bearing interest at 10% per annum. The note is convertible into common shares at a conversion price equal to 50% of the lowest trading price on the preceding 20 days prior to the notice of conversion.

15.	FEDERAL RELIEF LOANS

Small Business Administration Disaster Relief loan

On June 16, 2020, Petroteq Oil Sands Recovery, LLC, received a Small Business Economic Injury Disaster loan amounting to $150,000, bearing interest at 3.75% per annum and repayable in monthly installments of $731 commencing twelve months after inception with the balance of interest and principal repayable on June 16, 2050. The loan is secured by all tangible and intangible assets of the Company. The proceeds are to be used for working capital purposes to alleviate economic injury caused by the COVID-19 pandemic.

On May 1, 2020 and July 27, 2020, Petroteq CA, Inc, received a Small Business Economic Injury Disaster loan amounting to $10,000 and $150,000, respectively, bearing interest at 3.75% per annum and repayable in monthly installments of $731 commencing twelve months after inception with the balance of interest and principal repayable on July 27, 2050. The loan is secured by all tangible and intangible assets of the Company. The proceeds are to be used for working capital purposes to alleviate economic injury caused by the COVID-19 pandemic.

Payroll Protection Plan loans (“PPP Loans”)

On April 11, 2020, Petroteq Oil Sands Recovery, LLC, received a PPP Loan amounting to $133,600, bearing interest at 1.00% per annum and repayable in a single payment after 2 years. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

On April 23, 2020, Petroteq CA, Inc, received a PPP Loan amounting to $133,890, bearing interest at 0.98% per annum and repayable in monthly installments commencing on October 23, 2020. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

16.	DERIVATIVE LIABILITY

Convertible note issued to several lenders, disclosed in note 14(h), (i) and (j), above have conversion rights that are linked to the Company’s stock price, at a factor ranging from 50% to 75% of an average stock price over a period ranging from 15 to 20 days prior to the date of conversion. These conversion rights may also include a fixed maximum conversion price. The number of shares issuable upon conversion of these convertible notes is therefore not determinable until conversion takes place. The Company has determined that these conversion features meet the requirements for classification as derivative liabilities and has measured their fair value using a Black Scholes valuation model which takes into account the following factors:

●	Historical share price volatility;

●	Maturity dates of the underlying securities being valued;

●	Risk free interest rates; and

●	Expected dividend policies of the Company.

The fair value of the derivative liabilities was initially recognized as a debt discount and was re-assessed at August 31, 2020, with a total change in fair value of $187,401 charged to the consolidated statement of loss and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting date, with any movement thereon recorded in the statement of loss and comprehensive loss in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Year ended August 31, 2020
Conversion price	CAD$0.03 to CAD$0.25
Risk free interest rate	0.18 to 2.12%
Expected life of derivative liability	6 to 12 months
Expected volatility of underlying stock	93.9 to 231.8%
Expected dividend rate	0%

The movement in derivative liability is as follows:

August 31, 2020

Opening balance	$-
Derivative financial liability arising from convertible notes	653,984
Fair value adjustment to derivative liability	187,401
$841,385

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

17.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2018	$371,340	$212,324	$583,664
Re-evaluation of reclamation and restoration provision	119,716	2,255,443	2,375,159
Accretion expense	7,428	4,246	11,674
Balance at August 31, 2019	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at August 31, 2020	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

In accordance with the terms of the sub-lease agreement disclosed in note 8 above, the Company is required to dismantle its oil extraction plant at the end of the lease term. During the year ended August 31, 2015, the Company recorded a provision of $350,000 for dismantling the facility.

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

The discount rate used in the calculation of the provision as at August 31, 2019 was 2.0%.

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

The discount rate used in the calculation of the provision as at August 31, 2019 was 2.0%.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

18.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	274,450,337 common shares as at August 31, 2020.

(a)	Settlement of debt

Between September 19, 2019 and August 20, 2020, the Company issued 19,853,808 common shares and 1,111,111 warrants to certain lenders to settle $909,288 of unpaid principal and interest on promissory notes and convertible debt.

(b)	Settlement of liabilities

Between September 24, 2019 and August 20, 2020, the Company issued 8,540,789 common shares to several vendors in settlement of $2,055,083 of trade debt.

(c)	Common share subscriptions

Between September 19, 2019 and August 24, 2020, the Company issued 39,001,185 common shares to various investors for net proceeds of $3,733,824.

(d)	Convertible debt conversions

Between May 8, 2020 and August 4, 2020, in terms of conversion notices received, the Company issued 28,016,435 common shares for convertible debt in the aggregate sum of $410,140.

(e)	Share based payments for services

Between September 24, 2019 and May 21, 2020, the Company issued 190,000 shares valued at $38,193 as compensation for professional services and labor rendered to the Company.

(e)	Shares issued to settle investment obligations

On October 28, 2019, the Company issued 250,000 shares valued at $75,000 to settle the outstanding investment obligation in Petrobloq.

(f)	Shares issued to settle Related Party payables

On August 20, 2020, the company issued 2,356,374 common shares to a related party to settle debt in the aggregate sum of $92,255.

19.	STOCK OPTIONS

(a)	Stock option plan

The Company has a stock option plan which allows the Board of Directors of the Company to grant options to acquire common shares of the Company to directors, officers, key employees and consultants. The option price, term and vesting are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of the TSX Venture Exchange. The stock option plan is a 20% fixed number plan with a maximum of 54,890,067 common shares reserved for issue at August 31, 2020.

On August 7, 2020, the Company issued a five-year option exercisable for 3,000,000 common shares, vesting over nine months, at an exercise price of CAD$0.085 per share to its newly appointed Chief Operating Officer.

On August 20, 2020, the Company issued a six-month option exercisable for 2,220,000 common shares, vesting immediately, at an exercise price of CAD$0.11 per share to a lender.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

19.	STOCK OPTIONS (continued)

(a)	Stock option plan (continued)

During the year ended August 31, 2020 the share-based compensation expense of $887,818 (2019 - $916,240) relates to the vesting of options granted during the current fiscal year and the fiscal year ended August 31, 2018.

(b)	Stock options

Stock option transactions under the stock option plan were:

	Year ended August 31, 2020			Year ended August 31, 2019
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,808,333	CAD$	1.20	9,858,333	CAD$	1.22
Options granted	5,220,000	CAD$	0.10	-		-
Options forfeited	(5,558,333)	CAD$	1.14	(50,000)	CAD$	4.80
Balance, end of period	9,470,000	CAD$	0.63	9,808,333	CAD$	1.20

Stock options outstanding and exercisable as at August 31, 2020 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
February 20, 2021	CAD$	0.110	2,220,000	2,220,000
August 7, 2025	CAD$	0.085	3,000,000	-
November 30, 2027	CAD$	2.270	950,000	950,000
June 5, 2028	CAD$	1.000	3,300,000	2,475,000
			9,470,000	5,645,000
Weighted average remaining contractual life			5.1 years	4.8 years

The total grant-date fair value of stock options granted during the year ended August 31, 2020 was $259,220, determined by applying the Black-Scholes option pricing model with the following inputs and assumptions:

Year ended August 31, 2020
Conversion price	CAD$0.085 to CAD$0.11
Risk free interest rate	0.19 to 0.30%
Expected life of derivative liability	0.5 to 5 years
Expected volatility of underlying stock	135 to 192%
Expected dividend rate	0%

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

20.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at August 31, 2020 are:

Expiry Date	Exercise Price		Warrants Outstanding
September 6, 2020	US$	1.01	925,925
October 11, 2020	US$	1.35	510,204
October 11, 2020	US$	1.50	10,204
October 19, 2020	US$	0.24	1,315,789
October 29, 2020	US$	0.18	555,555
November 7, 2020	US$	0.61	20,408
November 7, 2020	US$	0.66	300,000
November 8, 2020	US$	1.01	918,355
December 7, 2020	US$	0.67	185,185
December 7, 2020	US$	1.50	3,188,735
December 17, 2020	US$	0.26	952,380
January 10, 2021	US$	1.50	1,437,557
January 11, 2021	US$	1.50	307,692
January 14, 2021	US$	0.20	1,176,470
January 16, 2021	US$	0.14	357,142
Mar 29, 2021	US$	0.465	1,481,481
April 8, 2021	CAD$	4.73	57,756
May 22, 2021	US$	0.91	6,000,000
May 22, 2021	US$	0.30	1,133,333
May 22, 2021	US$	1.50	65,759
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
July 21, 2021	US$	0.0412	2,666,666
August 7, 2021	US$	0.0412	3,033,980
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
September 20, 2021	US$	0.23	1,111,111
September 30, 2021	US$	0.23	2,777,777
November 26, 2023	US$	0.17	1,683,230
December 4, 2023	US$	0.17	2,286,720
March 30, 2024	US$	0.08	392,500
March 30, 2024	US$	0.15	4,906,250
January 25, 2025	US$	0.14	151,785
			48,342,714
Weighted average remaining contractual life			1.21 years
Weighted average exercise price	USD$	0.43

Warrants exercisable over 9,776,815 common shares at exercise prices ranging from $0.22 and $21.53 per share expired during the year ended August 31, 2020.

From September 17, 2019 to August 7, 2020, the Company issued 19,384,900 warrants to convertible debt note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $918,147 using the relative fair value method. In addition, warrants valued on debt extinguishment agreements entered into with certain convertible note holders, whereby the exercise price and in certain cases, the expiry date of the warrant were amended, amounted to $78,792.

From September 6, 2018 to May 22, 2019, the Company issued 23,375,948 warrants in accordance with the terms of common share subscription agreements entered into with various investors. The fair value of the warrants granted was estimated using the relative fair value method at between $0.049 and $0.36 per warrant.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

20.	SHARE PURCHASE WARRANTS (continued)

The share purchase warrants issued, during the year ended August 31, 2020, were valued at $918,147 using the relative fair value method. The fair value of share purchase warrants was estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

	Year ended August 31, 2020
Share price	CAD$	0.18
Exercise price	CAD$	0.22
Expected share price volatility		123.5%
Risk-free interest rate		1.11%
Expected term		2.69

21.	DILUTED LOSS PER SHARE

The Company’s potentially dilutive instruments are convertible debentures and stock options and share purchase warrants. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the years ended August 31, 2020 and 2019, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Year ended August 31, 2020	Year ended August 31, 2019

Share purchase options	9,470,000	9,808,333
Share purchase warrants	48,342,714	50,660,474
Convertible securities	93,941,474	39,593,517
	151,754,188	100,062,324

22.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Key management personnel and director compensation

At August 31, 2020, $547,660 was due to members of key management and directors for unpaid salaries, expenses and directors’ fees (2019 – $748,682).

(b)	Transactions with directors and officers

During the year ended August 31, 2020, no common shares were granted as compensation to key management and directors of the Company.

On September 19, 2019 and July 31, 2020, the Chairman of the board subscribed for 696,153 and 15,000,000 common shares for gross proceeds of $90,500 and $600,000.

On August 20, 2020, a Company controlled by the Chairman of the board entered into a debt settlement agreement, whereby 2,356,374 shares were issued to settle an outstanding promissory note of $94,255.

On October 31, 2019 and March 11, 2020, a director advanced the Company $50,000 and $25,000, respectively as a short-term loan. The loan is interest free and is expected to be repaid within three months. The total loan outstanding as of August 31, 2020 was $125,000.

(c)	Due to/from director

As of August 31, 2020 and 2019, the Company owed the chairman of the Board and the various companies controlled by him $395,647 and $0, respectively, in funds advanced to the Company for working capital purposes, in addition, the Company owes the chairman of the board $160,000, and $286,000 respectively, in unpaid salaries.

As of August 31, 2020 and 2019, the Company owed a director $125,000 and $50,000, respectively in working capital advances to the Company. The advance is interest free with no fixed terms of repayment.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

23.	INVESTMENTS

On November 11, 2016, the Company and three other parties entered into an agreement for the operation of a website for careers in the oil and gas industry. The Company has a 25% interest in this venture and had made advances of $68,331 to the venture as of August 31, 2018. Due to the lack of activity in the venture, the Company has fully provided against the investment of $68,331.

On November 1, 2017, the Company entered into an agreement with First Bitcoin Capital Corp. (“FBCC”), a global developer of blockchain-based applications, to design and develop a blockchain-powered supply chain management platform for the oil and gas industry to be marketed to oil and gas producers and operators. On January 8, 2018, the Company paid the first instalment of $100,000 which had been applied to operating costs incurred by Petrobloq, LLC related to an office lease beginning March 1, 2018 and research costs related to payments to the development team consisting of four employees. During the year ended August 31, 2019, the Company incurred a further $152,500 in costs related to the agreement and on September 6, 2019, the Company agreed to pay 250,000 common shares to FBCC as a final settlement of the agreement. The investment has been fully provided for as of August 31, 2020.

24.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consists of the following:

	Year ended August 31, 2020	Year ended August 31, 2019

Investor relations and public relations	$(92,179)	$1,484,845
Professional fees	2,614,540	6,194,176
Research and development expenses	-	112,625
Salaries and wages	1,043,647	1,404,793
Share-based compensation	887,818	916,240
Travel and promotional expenses	713,662	683,409
Other	1,016,257	747,344
	$6,183,745	$11,543,432

25.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Year ended August 31, 2020	Year ended August 31, 2019

Interest expense on borrowings	$1,256,985	$8,095
Amortization of debt discount	1,414,626	1,217,340
	$2,671,611	$1,225,435

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

26.	OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	Year ended August 31, 2020	Year ended August 31, 2019

(Gain) loss on settlement of liabilities	$(524,971)	$534,480
Loss on conversion of convertible debt	744,918	-
Gain on debt extinguishment	(54,378)	-
Penalty on convertible notes	610,312	-
Interest income	(29,317)	(83,067)
	$746,564	$451,413

27.	INCOME TAXES

The Company’s deferred tax assets (liabilities), resulting from temporary differences that will change taxable incomes of future years, are:

	2020	2019
Property, plant and equipment and intangible assets	$(18,502,900)	$(18,458,345)
Non-capital tax loss carry-forwards	14,418,180	12,508,132
Other tax-related balances and credits	(160,286)	162,286
Valuation allowance	4,247,006	5,787,927
Net deferred tax assets (liabilities)	$-	$-

A reconciliation of the provision for income taxes is:

	2020	2019
Net loss before income taxes	$12,379,067	$15,787,886
Combined federal and state statutory income tax rates	26.5%	26.5%
Tax recovery using the Company’s domestic tax rate	3,280,453	4,183,790
Effect of tax rates in foreign jurisdictions	-	(1,043,076
Net effect of (non-deductible) deductible items	(2,369,610)	(589,711)
Current year deductible amounts	1,638,692	35,489
Current period losses not recognized	(2,549,535)	(2,586,492)
Provision for income taxes	$-	$-

As at August 31, 2020, the Company has, on a consolidated basis, non-capital losses of approximately $91 million for income tax purposes which may be used to reduce taxable incomes of future years. If unused, these losses will expire between 2030 and 2040.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

28.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the year ended August 31, 2020 and 2019, oil extraction and processing operations and mining operations.

Once the expansion of the plant has reached a stage of completion where it is viable to commence production and the requisite licenses have been obtained, the Company’s oil extraction segment will be able to commence commercial production and will generate revenue from the sale of hydrocarbon products to third parties.

The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the year ended August 31, 2020 and 2019. Other information about reportable segments are:

	August 31, 2020
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$2,073	$50	$2,123
Reportable segment assets	40,405	33,240	73,645
Reportable segment liabilities	$19,416	$100	$19,516

	August 31, 2019
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$12,498	23,800	36,298
Reportable segment assets	36,690	36,166	72,856
Reportable segment liabilities	$11,663	3,374	15,037

	August 31, 2020
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenues from hydrocarbon sales	$291	$-	$291
Other production and maintenance costs	(1,714)	-	(1,714)
Advance royalty payments	-	(988)	(988)
Gross Loss	(1,423)	(988)	(2,411)
Operating Expenses
Depreciation, depletion and amortization	104	-	104
Selling, general and administrative expenses	6,180	4	6,184
Investor relations	(92)	-	(92)
Professional fees	2,613	1	2,614
Salaries and wages	1,044	-	1,044
Share-based compensation	888	-	888
Travel and promotional expenses	714	-	714
Other	1,013	3	1,016

Financing costs	2,672	-	2,672
Impairment of investments	75	-	75
Other expense (income)	746	-	746
Gain on settlement of liabilities	(525)	-	(525)
Loss on conversion of convertible debt	745	-	745
Gain on debt extinguishment	(55)	-	(55)
Penalty on convertible note	610	-	610
Other income	(29)	-	(29)
Derivative liability movements	187	-	187

Net loss	$11,387	$992	$12,379

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

28.	SEGMENT INFORMATION (continued)

	August 31, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenues from hydrocarbon sales	$59	$-	$59
Other production and maintenance costs	1,347	-	1,347
Advance royalty payments	-	291	291
Gross Loss	(1,288)	(291)	(1,579)
Operating Expenses
Depreciation, depletion and amortization	74	-	74
Selling, general and administrative expenses	11,531	13	11,544
Investor relations	1,485	-	1,485
Professional fees	6,194	-	6,194
Research and development expenses	113	-	113
Salaries and wages	1,405	-	1,405
Share-based compensation	916	-	916
Travel and promotional expenses	683	-	683
Other	735	13	748

Financing costs	1,225	-	1,225
Impairment of investments	914	-	914
Other expense (income)	452	-	452
Gain on settlement of liabilities	535	-	535
Interest income	(83)	-	(83)

Net loss	$15,484	$304	$15,788

29.	COMMITMENTS

The company has commitments under equipment financing arrangements entered into in prior periods, see Note 10, above.

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$193,680
1 to 2 years	80,700
Total finance lease liability	$274,380

The Company has entered into an office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

The amount of future minimum lease payments under operating leases is as follows:

August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$61,070
1 to 2 years	62,903
2 to 3 years	64,790
3 to 4 years	66,734
Total operating lease liability	$255,497

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

30.	MANAGEMENT OF CAPITAL

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern and to maintain a flexible capital structure which optimizes the costs of capital. The Company considers its capital for this purpose to be its shareholders’ equity and debt and convertible debentures.

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

31.	MANAGEMENT OF FINANCIAL RISKS

The risks to which the Company’s financial instruments are exposed to are:

(a)	Credit risk

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

At August 31, 2020 and 2019, the Company had $12,830 and $144,013 in trade and other receivables, respectively and $89,159 and $845,743 in notes receivable, respectively. The Company considers it maximum exposure to credit risk to be its trade and other receivables and notes receivable. The Company expects to collect these amounts in full and has not provided an expected credit loss allowance against these amounts.

(b)	Interest rate risk

Interest rate risk is the risk that changes in interest rates will affect the fair value or future cash flows of the Company’s financial instruments. The Company is exposed to interest rate risk as a result of holding fixed rate obligations of varying maturities as well as through certain floating rate instruments. The Company considers its exposure to interest rate risk to be minimal.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

31.	MANAGEMENT OF FINANCIAL RISKS (continued)

(c)	Liquidity risk (continued)

The following are the remaining contractual maturities of financial liabilities at the reporting date. The amounts are gross and undiscounted, and include estimated interest payments. The Company has included both the interest and principal cash flows in the analysis as it believes this best represents the Company’s liquidity risk.

At August 31, 2020

		Contractual cash flows
	Carrying		1 year		More than
(in ’000s of dollars)	amount	Total	or less	2 - 5 years	5 years
Accounts payable	$2,407	$2,407	$2,407	$-	$-
Accrued liabilities	1,770	1,770	1,770	-	-
Convertible debenture	8,834	11,694	10,061	1,633	-
Debt	684	740	740	-	-
Finance lease liabilities	247	274	193	81	-
Operating lease liabilities	209	255	61	194	-
Federal relief loans	580	931	76	196	659
	$14,731	$18,071	$15,308	$2,104	$659

32.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

(a)	Common shares

On September 17, 2020 and December 9, 2020, a warrant holder exercised warrants over a total of 3,444,639 shares for gross proceeds of $103,339 at an exercise price of $0.03 per share.

On November 13, 2020 the Company entered into subscription agreements with various investors whereby 7,416,666 common shares were issued for gross proceeds of $445,000.

(b)	Debt settlements

Between September 21, 2020 and December 7, 2020, the Company entered into lability settlement agreements with various vendors, whereby 87,754,843 shares were issued in settlement of liabilities amounting to $4,091,943.

(c)	Debt conversions

Between October 1, 2020 and November 13, 2020, convertible note holders converted $260,642 of convertible debt into 12,542,950 common shares at an average conversion price of $0.045 per share.

(d)	Related party settlements

On December 9, 2020, the Company entered into debt settlement agreements with certain directors whereby outstanding directors fees as of November 30, 2020, amounting to $277,165 were settled by the issue of 3,959,498 shares at an issue price of $0.07 per share.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

32.	SUBSEQUENT EVENTS (continued)

(e)	Financing Activity

On September 1, 2020, in terms of an assignment agreement entered into between Bay Private Equity, Inc (“Bay”) and Bellridge Capital LP (“Bellridge”), Bay assigned a convertible debenture dated September 17, 2018, with a principal balance outstanding of $3,661,874 and interest accrued thereon of $525,203 to Bellridge. On September 23, 2020, the company entered into an amending agreement with Bellridge, whereby the maturity date of the loan was extended to March 31, 2021 and the conversion price was amended to $0.055 per share, simultaneously Bellridge entered into a debt conversion agreement with the Company converting $1,321,689 of the convertible debt into 24,030,713 shares of common stock at a conversion price of $0.055 per share.

On September 23, 2020, the Company issued a convertible debenture to Cantone Asset Management in the aggregate principal amount of $300,000, including an original issue discount of $50,000, for net proceeds of $247,500. The convertible debenture bears interest at 7% per annum and the gross proceeds less the OID, of $250,000 is convertible into common shares at a conversion price of $0.055 per share until September 23, 2021 and thereafter at $0.08 per share. The convertible debenture matures on December 23, 2021.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 4,545,454 common shares at an exercise price of $0.055 per share, expiring on December 23, 2021.

On October 5, 2020, the Company issued a promissory note to an investor for gross proceeds of $49,000, the promissory note bears interest at 0% per annum and matures on September 21, 2021. On October 14, 2020, the Company entered into a debt settlement agreement with the investor whereby the Company issued 671,232 shares to settle the aggregate principal amount of $49,000 thereby extinguishing the note.

On November 6, 2020, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $140,800, including an original issue discount of $12,800, for net proceeds of $125,000 after certain expenses. The note bears interest at 12% per annum and matures on November 6, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

On November 24, 2020, the Company issued a convertible debenture to Stirling Bridge Resources in the aggregate principal amount of $15,000, for net proceeds of $15,000. The convertible debenture bears interest at 10% per annum and is convertible into common units at a conversion price of $0.0562 per unit. Each unit consisting of a common share and a two year share purchase warrant, exercisable for a common share at an exercise price of $0.0562 per share. The convertible debenture matures on November 24, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

32.	SUBSEQUENT EVENTS (continued)

(f)	Management and Operations Services Agreement

In terms of a Management and operations Services Agreement (“Management Agreement”) entered into between the Company and Valkor LLC, (“Valkor”) dated November 22, 2020, effective May 1, 2020, Valkor will provide overall management and operations services at the oil sands recovery plant based in Utah. The agreement is for a period of one year and is renewable automatically for an additional four years unless either party provides the other party with written notice of non-renewal at least 90 days prior to the expiration of the original or renewal term. The company will reimburse Valkor for all costs and expenses incurred, as defined in the agreement, plus a Personnel Management Fee of 12% of the personnel costs and expenses and an operations Management Fee of 5% of the operations costs and expenses.

Valkor will provide the Company with quarterly production reports, including the following; (i) the quantity of oil bearing ore and sediments mined, extracted and produced from each of the leases and delivered to the plant; (ii) the quantity of oil products produced, saved and sold at the plant; (iii) the quantity of consumables purchased and used or consumed in operations and (iv) the gross proceeds derived from the sale of the oil products including applicable taxes and transportation costs incurred by Valkor.

Valkor will also provide quarterly operating reports detailing; (i) revenue received by Valkor from oil products sold; (ii) a detailed accounting of all costs and expenses; (iii) the operations Management fee and the Personnel Management fee earned during the quarter.

Valkor will also produce quarterly Royalty Reports to be delivered to a third party to calculate royalties due to the holders of royalty interest under the various mineral rights leases.

(f)	Technology License Agreement

On November 24, 2020, the Company entered into a Technology License Agreement (“License Agreement”) with Greenfield Energy, LLC (“Greenfield”), whereby the Company grants to Greenfield a non-exclusive, non-transferable license under the patent rights and know-how for use in the design, construction and operation of any and all future oil sands plants in the US. Greenfield agrees to pay a license fee of $2,000,000 for oil sands plants designed, developed and constructed by Greenfield. The parties recognize that $1,500,000 has been invested in the Petroteq Oil Sands plant based in Utah and that another $500,000 in further plant development and improvements. Greenfield will pay to the Company a 5% royalty based on net revenue received from production and disposition of licensed products, unless the licensed product is not covered by a valid claim then the royalty is reduced to 3%.

The Company undertakes to utilize Valkor as the exclusive provider of engineering, planning and construction for all oil sands plants built or Greenfield under this agreement, provide the fees charged by Valkor are reasonable and competitive.

The agreement will remain in effect from November 14, 2020 until the expiration of the last valid patent claim, unless terminated by default or bankruptcy.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

33.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Year ended August 31, 2020	Year ended August 31, 2019

Advanced royalty payments	$120	$360
Mineral lease acquisition costs – Unproven properties	-	23,800
Construction of oil extraction plant	2,073	12,455
	$2,193	$36,615

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Year ended August 31, 2020	Year ended August 31, 2019

Advanced royalty payments applied or expired	$988	$291
Production and maintenance costs	1,714	1,348
	$2,702	$1,639

Proven reserves

The Company does not have any proven hydrocarbon reserves as of August 31, 2020 and 2019.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of August 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of August 31, 2020, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter ended August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information about our executive officers, key employees and directors as of December 14, 2020.

Name	Age	Positions and Offices with the Registrant

Aleksandr Blyumkin	49	Executive Chairman, Chief Executive Officer and Chairman of the Board of Directors
George Stapleton	67	Chief operating Officer
Mark Korb	53	Chief Financial Officer
Gerald Bailey	78	Director and President
Vladimir Podlipskiy	56	Chief Technology Officer
Robert Dennewald	67	Director
James Fuller	81	Director

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

George Stapleton, Chief operating officer

Mr. Stapleton brings over forty years of experience in all aspects of design, construction, fabrication and project management for onshore and offshore plant and energy infrastructure related projects. Mr. Stapleton spent over 20 years of his career with McDermott, Inc., a premier international engineering, construction and procurement firm. Most recently he held the position of Senior Director for all fabrication operations for McDermott, Inc. in North, Central and South America.

Mr. Stapleton was a Director of E-T Energy Ltd. from 2003-2017 where he was responsible for the definition and development of a pilot program to prove the application of patented environmental remediation technology to the production of bitumen from shallow Athabasca oil sands and managed the design and construction of surface production facilities.

In connection with Mr. Stapleton’s recruitment and as part of his compensation package with Petroteq he was awarded 1,000,000 common shares of the Company and incentive stock options vesting over eight months for 3,000,000 common shares at $0.085 per share expiring after five years. The 1,000,000 common shares issuable to Mr. Stapleton are subject to approval of the TSX Venture Exchange.

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

James Fuller, Director

Mr. James W. Fuller, MBA, was appointed to our Board of Directors in March 2020. He has been the Chief Executive Officer, President, Chief Financial Officer and Secretary of Beauty Brands Group Inc. since February 5, 2013 and serves as its Chairman and Principal Accounting Officer. Since March 2008, Mr. Fuller has been a Partner in the Private equity firm, Baytree Capital Associates, LLC, where he oversees the West Coast operations and their interests in the Far East including China. In 2007 and 2008, he was the Owner of Northcoast Financial brokerage. He served as Senior Vice President of Marketing for Charles Schwab and Company from 1981 to 1985. Subsequently, he served key roles as the President of Bull & Bear Group, a mutual fund/discount brokerage company in New York. He served as the Senior Vice President of the New York Stock Exchange (NYSE) from 1976 to 1981, where he was responsible for corporate development, marketing, corporate listing and regulation oversight, research and public affairs. He served as Senior Vice president of Bridge Information Systems. He was the Founder and Head of Morgan Fuller Capital Group. He has over 30 years’ experience in the brokerage and related financial services industries. His financial career started in 1968 with J. Barth & Company in San Francisco. He served as West Coast Managing Director for New York based investment banking and trading firm from 1972 to 1974. He managed the consulting practice for the Investment Industries Division of SRI International, where he directed a study on the future of the Securities Industry from 1974 to 1976. His other projects included the development and implementation of the Cash Management Account for Merrill Lynch, which is a standard throughout the brokerage industry. He served as the Chairman of Pacific Research Institute. He has been a Director at Beauty Brands Group Inc. since February 5, 2013, Kogeto, Inc. since April 10, 2015 and Oklahoma Energy Corp. since 1998. He has been an Independent Director of Cavitation Technologies, Inc., since February 15, 2010 and serves as its Member of Advisory Board. He served as a Director of Bridge Information Systems. He served as an Independent Director of Propell Technologies Group, Inc. from October 14, 2011 to February 17, 2015. He served as a Director of TapImmune, Inc. from May 18, 2012 to February 6, 2013. He served on the Board of Trustees of the University of California, Santa Cruz for 12 years. He served on the Board of Directors of the Securities Investor Protection Corporation (SIPC) until 1987. He is a Member of the Board of the International Institute of Education. He is an Elected Member and Vice Chairman for Finance of the San Francisco Republican Central Committee and is a Member of the Pacific Council for International Policy, Commonwealth Club. He was a Member of the Committee of Foreign Relations. Mr. Fuller received his MBA in Finance from California State University and Bachelor of Science in Marketing and Political Science from San Jose State University.

We chose Mr. Fuller to serve as a member of our Board of Directors due to his extensive business experience, which makes him a valuable member of our Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth for the two years ended August 31, 2020 and August 31, 2019 the compensation awarded to, paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officer whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.” Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	All Other Compensation(2)		Stock Awards ($)	Option Awards ($)(7)(8)		Total $

Aleksander Blyumkin	2020	366,254	-	60,000	(2)		-		426,254
Executive Chairman and director	2019	240,000	-	46,000	(3)		-		286,000

David Sealock	2020	39,185	-	18,387	(4)		127,256	(5)	184,828
Former Chief Executive Officer and director	2019	88,718	-	27,107	(5)		183,250	(6)	299,075

Vladimir Podlipskiy	2019	-	-	-			173,068	(6)	173,068
Chief Technology Officer	2019	74,788	-	-			183,250	(6)	258,038

(1)	The business address for each officer listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Mr. Blyumkin earned $60,000 of director’s fees for the financial years ended August 31, 2020.

(3)	Mr. Blyumkin earned $46,000 of director’s fees for the financial years ended August 31, 2019.

(4)	Mr. Sealock earned $18,387 of director’s fees for the financial years ended August 31, 2020.

(5)	Mr. Sealock earned $27,107 of director’s fees for the financial years ended August 31, 2019.

(6)	On June 6, 2018, David Sealock and Vladimir Podlipskiy were awarded ten year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest in equal amounts over a three year period. Mr. Sealock resigned with effect from March 3, 2020, his options expired on June 3, 2020 and were no longer amortized from that date.

(7)	The share purchase options issued to directors and officers on November 30, 2017 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$2.27, exercise price CDN$2.27, term of share purchase option: 10 years, risk free interest rate of 1.64% and computed volatility of the underlying stock of 127% and expected dividend yield of 0%.

(8)	The share purchase options issued to directors and officers on June 6, 2018 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$1.00, exercise price CDN$1.00, term of share purchase option: 10 years, risk free interest rate of 2.16% and computed volatility of the underlying stock of 125% and expected dividend yield of 0%.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2020:

	OPTION AWARDS						STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price		Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)		Date	(#)	($)	(#)	($)

Aleksandr Blyumkin	-	-	-		-	-	-	-	-	-

Mark Korb	-	-	-		-	-	-	-	-	-

Vladimir Podlipskiy(1)	750,000	250,000	-	CDN	1.00	6/6/2028	-	-	-	-

George Stapleton(2)	-	3,000,000	-	CDN	0.085	8/7/25	-	-	-	-

(1)	Dr. Podlipskiy was awarded 1,000,000 options on June 6, 2018 of which 750,000 are vested the remaining 250,000 vest on June 6, 2021.

(2)	Mr. Stapleton was awarded a five year option exercisable for 3,000,000 shares of common stock at an exercise price of CDN$0.085 per share, 750,000 vesting on each of October 7, 2020, December 7, 2020, February 7, 2021 and April 7, 2021. Mr. Stapleton was also awarded 1,000,000 restricted shares which shares are only issuable upon approval by the Canadian TSXV Exchange, these shares have not been issued as of December 14, 2020.

Narrative to Compensation Tables

Overview

During the financial years ended August 31, 2020 and 2019, our executive compensation program was administered by our Board of Directors. Our executive compensation program has the objective of attracting and retaining a qualified and cohesive group of executives, motivating team performance and aligning the interests of executives with the interests of our shareholders through a package of compensation that is simple and easy to understand and implement. Compensation under the program was designed to achieve both current and our long-term goals of and to optimize returns to shareholders. In addition, in order to further align the interests of executives with the interests of our shareholders, we have implemented share ownership incentives through incentive share purchase options. Our overall compensation objectives are in line with its peer group of oil sands technology companies with opportunities to participate in equity.

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

Equity Compensation

2019 Option Plan

Incentive share purchase options are currently granted under the 2019 Option Plan, a fixed number share option plan approved by shareholders on November 23, 2018, which amended and replaced our 2018 Option Plan. Pursuant to the 2019 Option Plan our Board of Directors may from time to time, in its discretion and in accordance with the TSXV requirements, grant to directors, officers and employees, as well as management company employees and consultants (as such terms are defined in Policy 4.4 as amended from time to time), non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 54,890,067, exercisable for a period of up to ten (10) years from the date of the grant. The number of common shares reserved for issuance to any individual director or officer of our company will not exceed 5% of the issued and outstanding common shares (2% in the case of optionees providing investor relations services to us) unless disinterested shareholder approval is obtained. The exercise price of any option granted pursuant to the 2019 Option Plan shall be determined by our Board of Directors when granted, but shall not be less than the Discounted Market Price (as such term is defined in Policy 4.4 as amended from time to time). Options granted pursuant to the 2019 Option Plan are non-assignable, except by means of a will or pursuant to the laws of descent and distribution.

The options may be exercised no later than 12 months following the date the optionee ceases to be a director, officer or consultant of our company, subject to the expiry date of such option. However, if the employment of an employee or consultant is terminated for cause no option held by such optionee may be exercised following the date upon which termination occurred.

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2020.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options		Number of securities remaining for future issuance under equity compensation plans
Equity Compensation plans approved by the stockholders	9,470,000	CDN$	0.86	45,420,067

Employment Agreements

We do not have any written employment agreements with any of our executive officers or other employees.

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

Director Compensation

The following table sets forth information for the fiscal year ended August 31, 2020 regarding the compensation of our directors who at August 31, 2020 were not also named executive officers.

Name	Fees Earned or Paid in Cash $		Option Awards $(3)(4)		Other Compensation $		Total $
Robert Dennewald	36,000	(1)	173,068	(2)	-		209,068
Travis Schneider	18,387	(1)	127,256	(2)	-		145,643
Gerald Bailey	36,000	(1)	173,068	(2)	4,000	(3)	213,068

1.	Mr. Dennewald and Dr. Bailey have each earned $36,000 of director’s fees for the financial year ended August 31, 2020. Mr. Schneider earned $18,387 in directors fees up to the date of his resignation from the Company on March 3, 2020.

2.	On June 6, 2018, Mr. Schneider, Mr. Dennewald and Dr. Bailey were each awarded ten-year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest annually over a three year period. Mr. Schneider’s options expired on June 3, 2020, three months after his resignation.

3.	Dr. Bailey was paid a fee of $4,000 for serving as President of the Company, prior to his resignation.

4.	As of August 31, 2020, the following are the aggregate number of option and stock awards held by each of our directors who were not also named Executive Officers:

Name	Option awards (Amount)	Stock awards (Amount)
Robert Dennewald(a)	1,475,000	-

Gerald Bailey(b)	1,475,000	-

(a)	The options outstanding includes; (i) on November 30, 2017, Mr. Dennewald was awarded an option to purchase 475,000 common shares of which all are vested; (ii) on June 6, 2018, Mr. Dennewald was awarded an option to purchase 1,000,000 common shares of which 500,000 are vested and the remaining 500,000 will vest equally on June 6, 2020 and 2021.

(b)	The options outstanding includes; (i) on November 30, 2017, Mr. Bailey was awarded an option to purchase 475,000 common shares of which all are vested; (ii) on June 6, 2018, Mr. Bailey was awarded an option to purchase 1,000,000 common shares of which 500,000 are vested and the remaining 500,000 will vest equally on June 6, 2020 and 2021.

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

Compensation Committee Interlocks

Not Applicable

Item 12. Security Ownership Of Certain Beneficial Owners And Management.[to be updated]

The following table sets forth as of December 10, 2020, the number and percentage of the outstanding shares of common shares which, according to the information supplied to us, were beneficially owned by (1) each person who is currently a director, (2) each executive officer, (3) all current directors and executive officers as a group, and (4) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common shares.

Name and Address(1)	Number of Shares Beneficially Owned		Percentage of Outstanding shares owned(2)
Aleksandr Blyumkin, Director (Chairman) and Executive Chairman	25,274,388	(3)	6.6%
Gerald Bailey, Director and President	1,388,831	(4)	*
Mark Korb, Chief Financial Officer	7,079	(5)	*
Vladimir Podlipskiy, Chief Technology Officer	766,667	(6)	*
Robert Dennewald, Director	1,519,030	(7)	*
All executive officers and directors as a group (5 persons)	30,567,730		7.9%

5% shareholders
Valkor LLC	60,624,666	(8)	15.8%
Petrollo LP Corp.	30,678,571	(9)	8.0%

*	Less than 1%

(1)	The business address for each officer and director listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Based on 384,432,965 common shares outstanding as of December 11, 2020.

(3)	Is comprised of 24,765,274 common shares held directly, 2,016 common shares held through the Alexander & Polina Blyumkin Trust and 507,098 common shares held indirectly through five entities in which Mr. Blyumkin has a controlling interest.

(4)	Is comprised of 163,831 common shares and share purchase options exercisable for 1,475,000 common shares, of which 1,225,000 are vested and 0 which vest within the next 60 days.

(5)	Is comprised of 7,079 common shares.

(6)	Is comprised of 16,667 common shares and share purchase options exercisable for 1,000,000 common shares, of which 750,000 are vested and 0 which vest within the next 60 days.

(7)	Is comprised of 294,030 common shares and share purchase options exercisable for 1,475,000 common shares, of which 1,225,000 are vested and 0 which vest within the next 60 days.

(8)	Is comprised of 60,624,666 common shares. The registered address of Valkor LLC is 21,732 Provincial Blvd. Suite 160, Katy, Texas. Steven Byle exercises voting and/or dispositive power with respect to the common shares beneficially owned by Valkor LLC.

(9)	Is comprised of 30,678,571 common shares. The registered address of Petrollo LP Corp. is 401 Ryland Street, Suite 200A, Reno, Nevada, 89502. Elena Housherr exercises voting and/or dispositive power with respect to the common shares beneficially owned by Petrollo LP Corp.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Except as disclosed in this section and under “Item 6. Executive Compensation” there were no related party transactions during the current year or the prior year.

Director Independence and Related Transactions

Our Board of Directors is comprised of Aleksander Blyumkin, Gerald Bailey, Robert Dennewald, and James Fuller, of which Messrs. Dennewald, Bailey and Fuller are deemed to be independent within the meaning of the TSX Ventures Exchange Corporate Finance Manual (the “TSXV Manual”) and applicable Canadian securities regulations.

The Board of Directors has appointed only one standing committee, the Audit Committee. The Board members comprising our Audit Committee are Alex Blyumkin, James Fuller and Robert Dennewald, of which only Messrs. Dennewald and Fuller are deemed to be independent within the meaning of the TSXV Manual and applicable Canadian securities regulations.

The Audit Committee meets at least four times per year.

Certain Relationships and Related Transactions

On September 19, 2019 and July 31, 2020, the Chairman of the board subscribed for 696,153 and 15,000,000 common shares for gross proceeds of $90,500 and $600,000.

On August 20, 2020, a Company controlled by the Chairman of the board entered into a debt settlement agreement, whereby 2,356,374 shares were issued to settled an outstanding promissory note of $94,255.

On October 31, 2019 and March 11, 2020, a director advanced the Company $50,000 and $25,000, respectively as a short-term loan. The loan is interest free and is expected to be repaid within three months. The total loan outstanding as of August 31, 2020 was $125,000.

On August 7, 2020, the Company granted 3,000,000 stock options to Mr. Stapleton, our Chief operating Officer, which options vest equally over an eight month period.

On December 9, 2020, the Company entered into debt settlement agreements whereby directors’ fees owing to the Directors were settled by the issue of shares of common stock as follows:

Name	Description	Amount	Shares issuable
Aleksandr Blyumkin	Directors fees	$114,934	1,641,917
Gerald Bailey	Directors fees	68,716	981,655
Robert Dennewald	Directors fees	68,934	984,
James Fuller	Directors fees	24,581	351,152
		$277,165	3,959,498

Item 14. Principal Accountant Fees and Services

Hay and Watson serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2020 and 2019 by our auditors:

	Year ended August 31, 2020	Year ended August 31, 2019
Audit fees and expenses	$155,000	$155,000
Taxation preparation fees	5,000	5,000
Audit related fees	20,000	20,000
Other fees	-	-
	$180,000	$180,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns.

(3)	We incurred fees to our independent auditors of $20,000 and $20,000 for audit related fees during the fiscal years ended August 31, 2020 and 2019, respectively.

(4)	We incurred fees to our independent auditors of $0 for other fees during the fiscal years ended August 31, 2020 and 2019.

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

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of August 31, 2020 and 2019

3.	Consolidated Statements of Loss and Comprehensive Loss for the years ended August 31, 2020 and 2019

4.	Consolidated Statements of changes in Shareholders’ Equity for the years ended August 31, 2020 and 2019

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2020 and 2019

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	The following exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibits:

Exhibit No.	Title of Document

3.1	Articles of Amalgamation filed December 12, 2012 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.2	Bylaws (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.3	Articles of Amendment filed May 5, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.1	Specimen of Stock Certificate evidencing the Common Shares (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.2	Convertible Debenture between MCW Energy Group Limited and Aleksandr Blyumkin dated April 9, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.3	Secured Convertible Note Due May 5, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.4	Secured Convertible Note Due May 20, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.5	Secured Convertible Note Due June 15, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)

4.6	Secured Convertible Note Due October 8, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.7	2018 Stock Option Plan (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.1	Technology Transfer Agreement, between MCW Energy Group Limited and Vladimir Podlipskiy, effective as of November 7, 2011 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.2	Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated July 1, 2013 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.3	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.4	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.5	Loan Agreement between Atlands Overseas Corp. and MCW Energy CA, Inc. dated February 9, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.6	Amendment No. 1 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 21, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.7	First Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of October 1, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.8	Securities Purchase Agreement between MCW Energy Group and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.9	Amendment No. 2 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated February 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.10	Reinstatement of and Second Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of March 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.11	Securities Purchase Agreement between MCW Energy CA, Inc. and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.12	Amendment No. 3 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 26, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.13	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.14	Debt Conversion Agreement between Petroteq Energy Inc. and Palmira Associates, Inc. dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.15	Debt Conversion Agreement between Petroteq Energy Inc. and Express Consulting, LLC dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.16	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.17	Form of Director and Officer Indemnification Agreement (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019#

10.18	Office Lease, between Camp Granada LLC, as Lessor, and PetroBloq LLC, as Leasee, dated January 17, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.19	Third Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of February 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.20#	Employment Agreement between the Company and David Sealock dated as of March 15, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.21	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated August 3, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.22	Distributed Ledger Technology Services Agreement between Petroteq Energy, Inc. and First Bitcoin Capital Corp. dated November 3, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.23	Fourth Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated November 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.24	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53806 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.25	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53807 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.26	Statement of Work dated June 5, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.27	Statement of Work dated September 24, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.28	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.29	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.30	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity Inc. (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.31	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on June 24, 2019)
10.32	Fifth Amendment To Mining And Mineral Lease Agreement with Asphalt Ridge, Inc. (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on July 5, 2019)
10.33*	Management and Operations Services Agreement dated as of May 1, 2020 between Petroteq Energy Inc. and Valkor LLC.
10.34*	Amended and Restated Debt Conversion Agreement dated as of August 15, 2020 between Petroteq Energy Inc. and Valkor LLC.
10.35*	Technology License Agreement dated November 14, 2020 between Petroteq Energy Inc. and Greenfield Energy, LLC.
10.36*	Short-Term Mining and Mineral Sublease dated as of August 20, 2020 between Valkor, LLC and TMC Capital, LLC
21.1	Subsidiaries of the Registrant *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification of Chief Executive Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PETROTEQ ENERGY INC.

Signature	Title	Date

/s/ Aleksandr Blyumkin	Chief Executive Officer and President	December 15, 2020
Aleksandr Blyumkin	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	December 15, 2020
Mark Korb	(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Aleksandr Blyumkin and Mark Korb, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2020	By:	/s/ Aleksandr Blyumkin
Aleksandr Blyumkin
Executive Chairman and Chief Executive Officer

Date: December 15, 2020	By:	/s/ James Fuller
James Fuller
Director

Date: December 15, 2020	By:	/s/ Robert Dennewald
Robert Dennewald
Director

Date: December 15, 2020	By:	/s/ Gerald Bailey
Gerald Bailey
Director