Form 10-K/A
period 2020-08-31
PETROTEQ ENERGY INC.
filed 2020-12-28
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the TSX Venture Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (CAD$0.0950 converted to US$0.0707 on February 28, 2020) was approximately: $13,793,616

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of December 14, 2020 was 385,609,435.

Documents incorporated by reference: None.

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2020, as filed with the Securities and Exchange Commission on December 23, 2020, is being filed for the following purposes: (a) to provide on the face page of this Amendment No. 1 (i) the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the TSX Venture Exchange as of the last business day of our Company’s most recently completed second fiscal quarter, and (ii) the number of shares of common stock outstanding as of December 14, 2020, as such information was inadvertently omitted from the original Form 10-K; (b) to replace all references to “Petroteq Oil Sands Recovery, LLC” with “Petroteq Oil Recovery, LLC” (being the correct name of that entity); (c) to furnish the List of Subsidiaries as Exhibit 21.1, which was inadvertently omitted from the original Form 10-K; (d) to amend the exhibit table to include references to the Extensible Business Reporting Language (XBRL) exhibits included in the original Form 10-K filing and this Amendment No.1; (e) to replace the Certification of Chief Executive Officer filed pursuant to Rule 13a-14(a) of the Exchange Act as Exhibit 31.1 to the original Form 10-K; and (f) to replace the Certification of Chief Executive Officer furnished pursuant to Rule 13a-14(b) as Exhibit 32.1 to the original Form 10-K. Due to an administrative error, the EDGAR versions of Exhibits 31.1 and 32.1 incorrectly identified David Sealock, our Company’s former Chief Executive Officer, as the certifying officer. New Certifications of Chief Executive Officer are filed and furnished herewith as Exhibits 31.1 and 32.1 hereto.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Annual Report on Form 10-K/A, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K/A, “Petroteq,” the “Company,” “we,” “us” and “our” refer to Petroteq Energy Inc.

PETROTEQ ENERGY INC.

FORM 10-K/A

i

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

We are a holding company organized under the laws of Ontario, Canada, that is engaged in various aspects of the oil and gas industry. Our primary focus is on the development and implementation of our proprietary oil sands mining and processing technology to recover oil from surface mined bitumen deposits. Our wholly-owned subsidiary, Petroteq Energy CA, Inc., a California corporation (“PCA”), conducts our oil sands extraction business through two wholly owned operating companies, Petroteq Oil Recovery, LLC, a Utah limited liability company (“POSR”), and TMC Capital, LLC, a Utah limited liability company (“TMC”). Another subsidiary, Petrobloq LLC, a California limited liability company (“Petrobloq”), also wholly owned by Petroteq, is currently dormant.

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

As announced by TomCo on September 16, 2020, the board of TomCo believes that the Pre-FEED (Front-End Engineering and Design) Report prepared by Crosstrails Engineering LLC, a subsidiary of Valkor, provides a high level of confidence that the processes being utilized at the Asphalt Ridge processing facility can be scaled up to enable commercial production of 10,000 barrels of oil per day from a single site. Proof of commerciality though is subject to the successful completion of the upgrade works to the plant, that are currently being completed prior to its restart, and the associated trials to demonstrate the commerciality of the processes used in Petroteq’s Extraction Technology process and the identification and securing of a suitable site for a commercial scale plant.

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

In addition, Greenfield has announced that, following the restart of the Asphalt Ridge processing facility, it intends to start working with Quadrise Fuels International plc, regarding a trial of Quadrise’s MSAR® technology at the plant. This will initially comprise the supply of oil samples produced by at the plant to Quadrise to enable them to undertake test work in the United Kingdom to finalize the required MSAR® formulations, before the planned on-site demonstration trial to produce approximately 600 barrels (100 tonnes) of MSAR®. MSAR® is a low viscosity oil-in-water emulsified synthetic heavy fuel oil (“HFO”). It is manufactured using Quadrise’s proprietary technology to mix heavy residual oils with small amounts of specialist chemicals and water to a bespoke formulation. According to Quadrise, the resulting emulsion contains approximately 30% water and less than 1% chemicals. The emulsion is a low viscosity liquid at room temperature, which makes it easier to handle and reduces the heating costs for storing, transportation and use in comparison to HFOs.

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

The SEC permits oil and gas companies that are subject to domestic issuer reporting requirements under U.S. federal securities law, in their filings with the SEC, to disclose only estimated proved, probable and possible reserves that meet the SEC’s definitions of such terms. The Company has not yet established any reserves.

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

As announced by the Company on October 29, 2020, a recent survey of Petroteq’s lease properties has identified three key areas where the oil sands ore appears to have higher oil saturations than what was previously mined. Samples were taken from each location and lab assays of the samples showed that the ore was a higher quality to that mined previously. These areas are currently anticipated to be the focus of Petroteq’s mining efforts during the initial operation of the Asphalt Ridge processing facility following its restart. In addition, six corehole locations were staked and, subject to rig availability, will be drilled during January. This work is expected to allow Petroteq’s mining consultant to develop a detailed mining plan which would direct future mining operations for extended plant operation. No additional exploratory work has been performed in the preceding three years.

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

The TMC Mineral Lease

The Original TMC Mineral Lease has been terminated and replaced with (a) a new Short-Term Mining Lease agreement dated as of August 20, 2020 between Asphalt Ridge, Inc., as lessor, and Valkor as lessee, and (b) the TMC Mineral Sub-Lease whereby all of the rights and obligations of Valkor, as lessee, have been sub-let to TMC, as sub-lessee. TMC has the exclusive right to explore for, mine and produce oil and other minerals associated with oil sands, subject to certain depth limits. For ease of reference, the term “TMC Mineral Lease” is used to refer to the Original TMC Mineral Lease or the TMC Mineral Sub-Lease, as applicable.

Previously, TMC was the direct lessee under the TMC Mineral Lease with Asphalt Ridge, Inc., as lessor, which was amended on October 1, 2015 and further amended on March 1, 2016, on February 1, 2018, and most recently on November 21, 2018. The primary term of the TMC Mineral Lease, as amended, commenced July 1, 2013 and continued for six years until June 30, 2019, subject to extension.

The TMC Mineral Sub-Lease it is to remain in effect for a term that coincides and is co-extensive with the term of the Short-Term Mining Lease between Asphalt Ridge, Inc. and Valkor, including any extension or renewal to the term thereof; provided, however, that the TMC Mineral Sub-Lease provides for a termination date of June 30, 2021. The initial term of the Short-Term Mining Lease between Asphalt Ridge, Inc. and Valkor will expire on December 31, 2020, provided that Valkor may extend the term for an additional period of up to 6 months subject to certain conditions, but in no event beyond June 30, 2021.

TMC paid Valkor an initial rental fee in the amount of $25,000 on commencement of the TMC Mineral Sub-Lease, and is obligated to pay Valkor a monthly rental fee of $15,000 during the term of the TMC Mineral Sub-Lease. TMC is also obligated to pay production royalties as follows:

(a)	For “Bitumen Product” produced from oil sands mined or otherwise extracted from the property, a production royalty equal to 8% of the gross sales revenue received by TMC from the sale of such Bitumen Product. “Bitumen Product” is defined to mean naturally occurring oil in the oil sands that is sold in whatever form, including run-of-mine, screened, processed, or after the addition of any additives and/or upgrading of the Bitumen Product;

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

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Petroteq Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Petroteq Energy Inc. (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended August 31, 2020, and the related notes (collectively referred to as the “financial statements”).

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Hay & Watson

Chartered Professional Accountants

Vancouver, British Columbia, Canada

December 15, 2020

We have served as the Company’s independent auditor since 2012

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Entity	% of Ownership	Jurisdiction
Petroteq Energy Inc.	Parent	Canada
Petroteq Energy CA, Inc.	100%	USA
Petroteq Oil Recovery, LLC	100%	USA
TMC Capital, LLC	100%	USA
Petrobloq, LLC	100%	USA

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

The salient terms of the lease are as follows:

1.	The exclusive right and privilege during the term of this Sublease to explore for and mine by any methods now known or hereafter developed, extract and sell or otherwise dispose of, any and all asphalt, bitumen, maltha, tar sands, oil sands (“Tar Sands”) and any and all other minerals of whatever kind or nature which are associated with or contained in any Tar Sands deposit, whether hydrocarbon, metalliferous, non-metalliferous or otherwise, including, but not limited to, gold, silver, platinum, sand and clays on and in the Property, and whether heretofore known or hereafter discovered (collectively, “Minerals”), from the ground surface to a depth of 3,000 feet above Mean Sea level (MSL), together with the products and byproducts of the processing of the Minerals, and together with the right to use so much of the surface of the Property as may be necessary in the exercise of said rights and in furtherance of the purposes expressed herein, including ingress and egress, and together with the right to construct on the Property such improvements as may be reasonably necessary to the exploration for and the mining, extraction, removal, processing, beneficiating, sale or other disposition of the Minerals, but not including the construction of any new roads without the prior written consent of Sublessor; and

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

a.	For “Bitumen Product” produced from Tar Sands mined or otherwise extracted from the Property shall be eight percent (8%) of the gross sales revenue received by Sublessee from the sale of such Bitumen Product at the Property. As used herein, the term “Bitumen Product” means naturally occurring oil in the Tar Sands that is sold in whatever form, including run-of-mine, screened, processed, or after the addition of any additives and/or upgrading of the Bitumen Product
b.	The Production Royalty on all other Minerals produced from Bitumen Product mined or otherwise extracted from the Property and sold shall be eight percent (8%) of the gross sales revenue received by Sublessee. Subject to the provisions of Paragraph 1, wherein sales of products and byproducts are wholly accounted for, should sales occur to a third party purchaser that is engaged in marketing a variety of products or by-products made from such materials, payments to Sublessor may vary. If Sublessee’s receipts are measurably greater than comparable sales by others of similar products or byproducts which may be due to the nature of high end by-products such as frac sands produced and sold by the third party, the Production Royalty to Sublessor shall be the greater of a 5% royalty on the gross value of the product and by-products sold by the third party or 50% of the gross revenue received by Sublessee from the sale of such products or byproducts, as the case may be.
c.	The Production Royalty on oil and gas, and associated hydrocarbons produced by Sublessee using standard oil and gas drilling recovery techniques above 3000 feet MSL and sold shall be 1/6 of the gross market value.
d.	Any sales of Minerals to third parties shall be of such a nature that the sales price adequately represents the market value of all potential products or by-products.
e.	Minerals shall be deemed sold at the time they leave the Property or at the time the Minerals are transferred by Sublessee to an Affiliate. As used herein, “Affiliate” means any business entity which, directly or indirectly, is owned or controlled by Sublessee or owns or controls Sublessee, or any entity or firm acquiring Minerals from Sublessee otherwise than at arm’s-length.

7.	Prior to commencing any Operations, Sublessee shall have obtained final approval of all necessary mining and reclamation plans from the Utah Division of Oil, Gas and Mining, or its successor agency (the “Division”) authorizing Sublessee’s Operations and shall have posted with and obtained approval from the Division of a surety bond or other financial guarantee (“Reclamation Surety”) in the amount and form acceptable to the Division and sufficient to guarantee Sublessee’s performance of reclamation in accordance with Utah laws and regulations. The amount of the surety bond or financial guarantee shall be periodically reviewed in accordance with Division’s regulations and, if the Division directs, increased or otherwise modified as directed by the Division. Sublessee shall keep Sublessor fully informed as to reclamation costs and bonding requirements and Sublessor’s approval of the bond amount shall be required. Sublessor will not unreasonably withhold such approval.

8.	Under the terms of the Lease, Asphalt Ridge , Inc. has reserved the right at any time during the term of the Lease to convey all or part of the Property or the Water Rights, or rights therein, subject to the Lease and shall give Sublessor Notice of any such conveyance. This Sublease shall be subject to the right reserved by the Lessor as described herein. Upon Sublessor’s receipt of any sale or conveyance of the Property by Lessor, Sublessor shall promptly notify Sublessee in writing of any such conveyance.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

8.	MINERAL LEASES (continued)

(b)	SITLA Mineral Lease (Petroteq Oil Recovery, LLC mineral lease)

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

(i)

On September 4, 2018, the Company issued units to Cavalry Fund I LP (“Cavalry”) for $250,000, which was originally advanced on August 9, 2018. The units consist of 250 units of $1,000 convertible debentures and a common share purchase warrant exercisable for 1,149,424 shares. The convertible debenture bore interest at 10% per annum and matured on September 4, 2019 and was convertible into common shares of the Company at a price of $0.87 per common share. The common share purchase warrants entitle the holder to acquire additional common shares of the Company at a price of $0.87 per share and expired on September 4, 2019.

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

Small Business Administration Disaster Relief loan

On June 16, 2020, Petroteq Oil Recovery, LLC, received a Small Business Economic Injury Disaster loan amounting to $150,000, bearing interest at 3.75% per annum and repayable in monthly installments of $731 commencing twelve months after inception with the balance of interest and principal repayable on June 16, 2050. The loan is secured by all tangible and intangible assets of the Company. The proceeds are to be used for working capital purposes to alleviate economic injury caused by the COVID-19 pandemic.

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

Payroll Protection Plan loans (“PPP Loans”)

On April 11, 2020, Petroteq Oil Recovery, LLC, received a PPP Loan amounting to $133,600, bearing interest at 1.00% per annum and repayable in a single payment after 2 years. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

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

Convertible notes issued to several lenders, disclosed in note 14(h), (i) and (j), above have conversion rights that are linked to the Company’s stock price, at a factor ranging from 50% to 75% of an average stock price over a period ranging from 15 to 20 days prior to the date of conversion. These conversion rights may also include a fixed maximum conversion price. The number of shares issuable upon conversion of these convertible notes is therefore not determinable until conversion takes place. The Company has determined that these conversion features meet the requirements for classification as derivative liabilities and has measured their fair value using a Black Scholes valuation model which takes into account the following factors:

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

(g)	Technology License Agreement

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K/A, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K/A, have concluded that due to a lack of segregation of duties that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subject to receipt of additional financing or revenue generated from operations, the Company intends to retain additional individuals to remedy the ineffective controls.

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

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K/A

(a)(1)	The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K/A for the fiscal year ended August 31, 2020.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of August 31, 2020 and 2019

3.	Consolidated Statements of Loss and Comprehensive Loss for the years ended August 31, 2020 and 2019

4.	Consolidated Statements of changes in Shareholders’ Equity for the years ended August 31, 2020 and 2019

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2020 and 2019

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	The following exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibits:

Exhibit No.	Title of Document

3.1	Articles of Amalgamation filed December 12, 2012 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.2	Bylaws (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.3	Articles of Amendment filed May 5, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.1	Specimen of Stock Certificate evidencing the Common Shares (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.2	Convertible Debenture between MCW Energy Group Limited and Aleksandr Blyumkin dated April 9, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.3	Secured Convertible Note Due May 5, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.4	Secured Convertible Note Due May 20, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.5	Secured Convertible Note Due June 15, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)

4.6	Secured Convertible Note Due October 8, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.7	2018 Stock Option Plan (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.1	Technology Transfer Agreement, between MCW Energy Group Limited and Vladimir Podlipskiy, effective as of November 7, 2011 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.2	Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated July 1, 2013 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.3	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.4	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.5	Loan Agreement between Atlands Overseas Corp. and MCW Energy CA, Inc. dated February 9, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.6	Amendment No. 1 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 21, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.7	First Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of October 1, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.8	Securities Purchase Agreement between MCW Energy Group and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.9	Amendment No. 2 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated February 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.10	Reinstatement of and Second Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of March 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.11	Securities Purchase Agreement between MCW Energy CA, Inc. and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.12	Amendment No. 3 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 26, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.13	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.14	Debt Conversion Agreement between Petroteq Energy Inc. and Palmira Associates, Inc. dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.15	Debt Conversion Agreement between Petroteq Energy Inc. and Express Consulting, LLC dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.16	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.17	Form of Director and Officer Indemnification Agreement (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019#
10.18	Office Lease, between Camp Granada LLC, as Lessor, and PetroBloq LLC, as Leasee, dated January 17, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.19	Third Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of February 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)

10.20#	Employment Agreement between the Company and David Sealock dated as of March 15, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.21	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated August 3, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.22	Distributed Ledger Technology Services Agreement between Petroteq Energy, Inc. and First Bitcoin Capital Corp. dated November 3, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.23	Fourth Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated November 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.24	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53806 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.25	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53807 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.26	Statement of Work dated June 5, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.27	Statement of Work dated September 24, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.28	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.29	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.30	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity Inc. (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.31	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on June 24, 2019)
10.32	Fifth Amendment To Mining And Mineral Lease Agreement with Asphalt Ridge, Inc. (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on July 5, 2019)
10.33	Management and Operations Services Agreement dated as of May 1, 2020 between Petroteq Energy Inc. and Valkor LLC. (Incorporated by reference to the annual report on Form 10-K of Petroteq Energy Inc. for the fiscal year ended August 31, 2020 filed with the Securities and Exchange Commission on December 15, 2020.)
10.34	Amended and Restated Debt Conversion Agreement dated as of August 15, 2020 between Petroteq Energy Inc. and Valkor LLC. (Incorporated by reference to the annual report on Form 10-K of Petroteq Energy Inc. for the fiscal year ended August 31, 2020 filed with the Securities and Exchange Commission on December 15, 2020.)
10.35	Technology License Agreement dated November 14, 2020 between Petroteq Energy Inc. and Greenfield Energy, LLC. (Incorporated by reference to the annual report on Form 10-K of Petroteq Energy Inc. for the fiscal year ended August 31, 2020 filed with the Securities and Exchange Commission on December 15, 2020.)
10.36	Short-Term Mining and Mineral Sublease dated as of August 20, 2020 between Valkor, LLC and TMC Capital, LLC (Incorporated by reference to the annual report on Form 10-K of Petroteq Energy Inc. for the fiscal year ended August 31, 2020 filed with the Securities and Exchange Commission on December 15, 2020.)
21.1	Subsidiaries of the Registrant *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification of Chief Executive Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

Item 16. Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PETROTEQ ENERGY INC.

Signature	Title	Date

/s/ Aleksandr Blyumkin	Chief Executive Officer and President	December 28, 2020
Aleksandr Blyumkin	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	December 28, 2020
Mark Korb	(Principal Financial and Accounting Officer)

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

Date: December 28, 2020	By:	/s/ Aleksandr Blyumkin
Aleksandr Blyumkin
Executive Chairman and Chief Executive Officer

Date: December 28, 2020	By:	/s/ James Fuller
James Fuller
Director

Date: December 28, 2020	By:	/s/ Robert Dennewald
Robert Dennewald
Director

Date: December 28, 2020	By:	/s/ Gerald Bailey
Gerald Bailey
Director