Form 10-Q
period 2020-11-30
PETROTEQ ENERGY INC.
filed 2021-01-19
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2020

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

Number of shares of common stock outstanding as of January 15, 2021 was 395,437,963.

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

PETROTEQ ENERGY INC.

FORM 10-Q

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

November 30, 2020

PETROTEQ ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As at November 30, 2020 and August 31, 2020

Expressed in US dollars

	Notes	November 30, 2020	August 31, 2020
		(Unaudited)
ASSETS
Current assets
Cash		$98,510	$62,404
Trade and other receivables		317,303	12,830
Ore inventory		14,749	14,749
Other inventory		12,250	12,250
Note receivable	4	90,107	89,159
Prepaid expenses and other current assets	1	2,041,489	2,043,510
Total Current Assets		2,574,408	2,234,902

Non-Current assets
Mineral leases	5	34,911,143	34,911,143
Property, plant and equipment	6	39,744,437	35,582,512
Right of use asset	7	198,977	209,101
Intangible assets	8	707,671	707,671
Total Non-Current Assets		75,562,228	71,410,427
Total Assets		$78,136,636	$73,645,329

LIABILITIES
Current liabilities
Accounts payable		$2,115,041	$2,406,665
Accrued expenses		1,283,728	1,769,749
Ore Sale advances		283,976	283,976
Promissory notes payable		-	8,000
Debt	9	576,329	683,547
Current portion of convertible debentures	10	7,847,760	8,227,257
Current portion of Federal relief loans	11	74,383	74,383
Current portion of finance lease liabilities	7	178,200	172,374
Current portion of operating lease liabilities	7	43,575	42,053
Related party payables	18(c)	652,336	680,647
Derivative liability	12	804,922	841,385
Total Current Liabilities		13,860,250	15,190,036

Non-Current liabilities

Convertible debentures	10	747,203	607,067
Federal relief loans	11	509,577	505,969
Finance lease liabilities	7	28,210	75,058
Operating lease liabilities	7	155,402	167,048
Reclamation and restoration provision	13	2,970,497	2,970,497
Total Non-Current Liabilities		4,410,889	4,325,639
Total Liabilities		18,271,139	19,515,675

Commitments and contingencies	23
SHAREHOLDERS’ EQUITY
Share capital	14,15,16	150,940,360	144,794,003
Deficit		(91,074,863)	(90,664,349)
Total Shareholders’ Equity		59,865,497	54,129,654
Total Liabilities and Shareholders’ Equity		$78,136,636	$73,645,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

	Notes	Three months ended November 30, 2019	Three months ended November 30, 2019
		(Unaudited)	(Unaudited)

Revenue from Licensing fees		2,000,000	-
Revenues from hydrocarbon sales		$-	$100,532
Production and maintenance costs		(345,286)	(677,463)
Advance royalty payments applied or expired		-	(92,271)
Gross Profit (Loss)		1,654,714	(669,202)
Expenses
Depreciation, depletion and amortization	6	11,523	74,320
Selling, general and administrative expenses	19	1,044,857	2,382,082
Financing costs	20	621,387	509,294
Mark to market of derivative liability	12	(156,998)	(35,547)
Other expense (income), net	21	544,459	(416,680)
Total Expenses, net		2,065,228	2,513,469

Net loss before income taxes		410,514	3,182,671
Income tax expense		-	-
Net loss and Comprehensive loss		410,514	3,182,671
Weighted Average Number of Shares Outstanding	17	302,133,325	191,973,146
Basic and Diluted Loss per Share		$0.00	0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended November 30, 2020 and 2019

(Unaudited)

Expressed in US dollars

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2020	274,450,337	144,794,003	(90,664,349)	54,129,654
Conversion of convertible debt	38,735,555	1,835,726	-	1,835,726
Settlement of liabilities	60,023,777	2,849,661	-	2,849,661
Common shares subscriptions	7,416,666	410,000	-	410,000
Warrants exercised	2,268,169	68,045	-	68,045
Share-based compensation	-	199,632	-	199,632
Fair value of convertible debt warrants issued	-	783,293	-	783,293
Net loss	-		(410,514)	(410,514)
Balance at November 30, 2020	382,894,504	150,940,360	(91,074,863)	59,865,497

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2019	176,241,746	136,104,245	(78,285,282)	57,818,963
Settlement of acquisition obligation	250,000	75,000	-	75,000
Settlement of debentures	1,111,111	200,000	-	200,000
Settlement of liabilities	3,243,666	705,687	-	705,687
Common shares subscriptions	17,002,446	2,494,744	-	2,494,744
Share-based payments	90,000	28,500	-	28,500
Share-based compensation	-	178,157	-	178,157
Fair value of convertible debt warrants issued	-	310,422	-	310,422
Net loss	-	-	(3,182,671)	(3,182,671)
Balance at November 30, 2019	197,938,969	139,724,435	(81,467,953)	58,628,802

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

	Three months ended November 30, 2020	Three months ended November 30, 2019
	(Unaudited)	(Unaudited)
Cash flow used for operating activities:
Net loss	$(410,514)	$(3,182,671)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	11,523	74,320
Amortization of debt discount	333,748	353,095
Loss on debt extinguishment	330,256
Loss on conversion of debt	134,490	-
Loss (Gain) on settlement of liabilities	80,661	(394,409)
Share-based compensation	199,632	178,157
Shares issued for services	-	28,500
Mark to market of derivative liabilities	(156,998)	(35,547)
Other	(951)	70,849
Changes in operating assets and liabilities:
Accounts payable	(22,623)	2,120,257
Accounts receivable	(304,473)	1,147
Accrued expenses	102,570	259,846
Prepaid expenses and deposits	2,021	4,000
Inventory	-	30,948
Net cash used in operating activities	299,342	(491,508)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(1,673,448)	(1,893,274)
Mineral rights deposits paid	-	(560,000)
Investment in notes receivable	-	(477,585)
Proceeds from notes receivable	-	10,000
Advance royalty payments	-	(60,000)
Net cash used in investing activities	(1,673,448)	(2,980,859)

Cash flows from financing activities:
Advances from related parties	-	134,505
Repayments to related parties	(28,311)	-
Proceeds on private equity placements	410,000	2,494,744
Repayment of long-term debt	(10,000)	(51,019)
Proceeds from promissory notes	20,000
Repayment of promissory notes	(28,000)	-
Repayment of finance lease liability	(41,022)	-
Proceeds from warrants exercised	68,045	-
Proceeds from convertible debt	1,069,500	950,225
Repayments of convertible debt	(50,000)	(75,000)
Net cash from financing activities	1,410,212	3,453,455

Increase (decrease) in cash	36,106	(18,912)
Cash, beginning of the period	62,404	50,719
Cash, end of the period	$98,510	$31,807

Supplemental disclosure of cash flow information
Cash paid for interest	$140,481	$14,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

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

On July 22, 2019, the Company acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the BLM covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah for a total consideration of $13,000,000 settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, and cash of $1,000,000, of which $100,000 is still owing.

Between March 14, 2019 and November 30, 2020, the Company made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended November 30, 2020 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.

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

The unaudited condensed consolidated financial statements were authorized for issue by the Board of Directors on January 19, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

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

For the three months ended November 30, 2020 and 2019

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

Revenue from License Fees

Revenue from license fees include the sale of rights to utilize the technology developed by the Company. The License fee is recognized immediately as there is no requirement to provide ongoing services or support to the Licensee in terms of the License Agreement.

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

Disaggregation of revenue

The Company has limited revenues to date. Disaggregation of revenue disclosures can be found in Note 22.

Customers

The Company anticipates that it will have a limited number of customers which will make up the bulk of its revenues due to the nature of the oil and gas industry.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

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

For the three months ended November 30, 2020 and 2019

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

For the three months ended November 30, 2020 and 2019

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

For the three months ended November 30, 2020 and 2019

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

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

3.	GOING CONCERN

The Company has incurred losses for several years and, at November 30, 2020, has an accumulated deficit of $91,074,863, (August 31, 2020 - $90,664,349) and working capital (deficiency) of $11,285,842 (August 31, 2020 - $12,955,134). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These unaudited condensed consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

			Principal due	Principal due
	Maturity Date	Interest Rate	August 31, 2020	August 31, 2019

Private debtor	March 16, 2020	5%	$76,000	$76,000
Interest accrued			14,107	13,159
			$90,107	$89,159

Disclosed as follows:
Current portion			$90,107	$89,159
			-	-
			$90,107	$89,159

Manhatten Enterprises

The Company advanced Manhatten Enterprises the sum of $76,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date and is currently on demand until a new agreement is negotiated.

5.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
Additions	-	-	-	-
August 31, 2020	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
November 30, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2019, August 31, 2020 and November 30, 2020	$-	$-	$-	$-

Carrying Amounts
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
August 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143
November 30, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

5.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

5.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease (continued)

5.	TMC will pay Valkor the sum of $25,000 on lease commencement, and thereafter $15,000 per month until expiration of the lease

6.	TMC will pay a production royalty as follows:

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

5.	MINERAL LEASES (continued)

(b)	SITLA Mineral Lease (Petroteq Oil Recovery, LLC mineral lease)

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

6.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2019	$35,555,827	$438,168	$35,993,995
Additions	2,072,058	692	2,072,750
August 31, 2020	37,627,885	438,860	38,066,745
Additions	4,173,448	-	4,173,448
November 30, 2020	$41,801,333	$438,860	$42,240,193

Accumulated Amortization
August 31, 2019	$2,148,214	$232,131	$2,380,345
Additions	-	103,888	103,888
August 31, 2020	2,148,214	336,019	2,484,233
Additions	-	11,523	11,523
November 30, 2020	$2,148,214	$347,542	$2,495,756

Carrying Amount
August 31, 2019	$33,407,613	$206,037	$33,613,650
August 31, 2020	$35,479,671	$102,841	$35,582,512
November 30, 2020	$39,653,119	$91,318	$39,744,437

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

6.	PROPERTY, PLANT AND EQUIPMENT(continued)

(a)	Oil Extraction Plant

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

7.	LEASES

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

7.	LEASES (continued)

Right of use assets

Right of use assets included in the consolidated Balance Sheet are as follows:

	November 30, 2020	August 31, 2020
Non-current assets
Right of use assets – operating leases, net of amortization	$198,977	$209,101
Right of use assets – finance leases, net of depreciation – included in property, plant and equipment	708,109	718,193

Lease costs consist of the following:

	Three months ended November 30, 2020	Three months ended November 30, 2019

Finance lease cost:	$17,483	$21,650
Depreciation of right of use assets	10,085	10,085
Interest expense on lease liabilities	7,398	11,565

Operating lease expense	15,268	14,823

Total lease cost	$32,751	$36,473

Other lease information:

	Three months ended November 30, 2020	Three months ended November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(7,398)	$(11,565)
Operating cash flows from operating leases	(15,268)	(14,823)
Financing cash flows from finance leases	$(41,022)	$(51,018)

Right-of -use assets obtained in exchange for new operating leases	$-	245,482
Weighted average remaining lease term – finance leases	1.11 years	2.50 years
Weighted average remaining lease term – operating leases	2.75 years	3.75 years
Weighted average discount rate – finance leases	13.52%	12.86%
Weighted average discount rate – operating leases	10.00%	10.00%

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

7.	LEASES (continued)

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	November 30, 2020	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$193,680	$193,680
1 to 2 years	32,280	80,700
2 to 3 years	-	-
	225,960	274,380
Imputed interest	(19,550)	(26,948)
Total finance lease liability	$206,410	$247,432

Disclosed as:
Current portion	$178,200	$172,374
Non-current portion	28,210	75,058
	$206,410	$247,432

The amount of future minimum lease payments under operating leases is as follows:

	November 30, 2020	August 31, 2019
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$61,528	$61,070
1 to 2 years	63,375	62,903
2 to 3 years	65,276	64,790
3 to 4 years	50,050	66,734
	240,229	255,497
Imputed interest	(41,252)	(46,396)
Total operating lease liability	$198,977	$209,101

Disclosed as:
Current portion	$43,575	$42,053
Non-current portion	155,402	167,048
	$198,977	$209,101

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

8.	INTANGIBLE ASSETS

Oil Extraction
Technologies

Cost
August 31, 2019	$809,869
Additions	-
August 31, 2020	809,869
Additions	-
November 30, 2020	$809,869

Accumulated Amortization
August 31, 2019	$102,198
Additions	-
August 31, 2020	102,198
Additions	-
November 30, 2020	$102,198

Carrying Amounts
August 31, 2019	$707,671
August 31, 2020	$707,671
November 30, 2020	$707,671

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

No amortization of the technology was recorded during the 2021 and 2020 fiscal years.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

9.	DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	November 30, 2020	August 31, 2020

Private lenders	On demand	10.00%	105,000	115,000
Private lenders	August 31, 2020	5.00%	471,329	468,547
Private lenders	On demand	10.00%	-	100,000

			$576,329	$683,547

The maturity date of debt is as follows:

	November 30, 2020	August 31, 2020

Principal classified as repayable within one year	$576,329	$683,547
Principal classified as repayable later than one year	-	-

	$576,329	$683,547

(a)	Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on September 2, 2018. The loan is guaranteed by the Chairman of the Board. During the year ended August 31, 2020 the company repaid $35,000 of the principal outstanding and a further $10,000 during the three months ended November 30, 2020. On July 6, 2020 in accordance with the terms of a debt settlement agreement entered into, the lender converted $50,000 into 1,250,000 shares at a conversion price of $0.04 per share.

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures initially bore interest at a rate of 12% per annum, were originally scheduled to mature on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018, bearing interest at 5% per annum. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company. On December 13, 2019, the maturity date of the non-convertible portion of the debenture was extended to January 31, 2020 and the interest rate was increased to 10% per annum. Effective January 31, 2020, the terms of the debenture were renegotiated and the maturity date was extended to August 31, 2020. The maturity date of the debentures are currently being renegotiated.

(iii)	On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matured on September 17, 2019 and bears interest at 10% per annum. On September 23, 2020, the principal amount of the debenture of $100,000 plus accrued interest of $18,904 was converted into 2,161,892 shares at a conversion price of $0.055 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	November 30, 2020	August 31, 2020

Calvary Fund I LP	July 31, 2021	12.00%	250,000	250,000
	July 31, 2021	12.00%	480,000	480,000
	August 7, 2021	0%	150,000	150,000
SBI Investments LLC	December 15, 2020	10.00%	250,000	250,000
	January 16, 2021	10.00%	55,000	55,000
Bay Private Equity, Inc.	March 31, 2021	5.00%	-	3,661,874
	February 20, 2021	5.00%	2,400,000	2,400,000
Cantone Asset Management LLC	October 19, 2020	7.00%	250,000	300,000
	December 17, 2020	7.00%	240,000	240,000
	January 14, 2021	7.00%	240,000	240,000
	December 30, 2021	7.00%	300,000	-
Private lender	October 29, 2020	10.00%	200,000	200,000
Petroleum Capital Funding LP.	November 26, 2023	10.00%	318,000	318,000
	December 4, 2023	10.00%	432,000	432,000
	March 30, 2024	10.00%	471,000	471,000
Power Up Lending Group LTD	May 7, 2021	12.00%	-	64,300
	June 4, 2021	12.00%	69,900	69,900
	June 19, 2021	12.00%	82,500	82,500
	November 11, 2021	12.00%	140,800	-
EMA Financial, LLC	April 22, 2021	8.00%	150,000	150,000
Morison Management S.A	July 31, 2021	10.00%	-	192,862
Bellridge Capital LP.	March 31, 2021	15.00%	2,900,000	-
Stirling Bridge Resources	October 29, 2021	10.00%	15,000	-
Alpha Capital Anstalt	August 6, 2021	21.00%	500,000	-
Rijtec Enterprises Limited Pension Scheme	November 11, 2021	10.00%	32,000	-
Private lender	November 30, 2021	10.00%	150,000	-
			10,076,200	10,007,436
Unamortized debt discount			(1,481,237)	(1,173,112)
Total loans			$8,594,963	$8,834,324

The maturity date of the convertible debentures are as follows:

	November 30, 2020	August 31, 2020

Principal classified as repayable within one year	$7,847,760	$8,227,257
Principal classified as repayable later than one year	747,203	607,067

	$8,594,963	$8,834,324

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(a)	Cavalry Fund I LP

(i)

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

(ii)

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

(iii)	On August 7, 2020, the Company issued a convertible debenture to Calvary for an aggregate principal amount of $150,000, including an original issue discount of $25,000, for net proceeds of $125,000, and a warrant exercisable for 3,033,980 common shares at an exercise price of $0.0412 per share. The convertible debenture bore interest at 0.0% per annum and matured on August 7, 2021. The convertible debenture may be converted into common shares of the Company at a conversion price of $0.0412 per share.

(b)	SBI Investments, LLC

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(c)	Bay Private Equity, Inc.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(d)	Cantone Asset Management, LLC

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

On September 23, 2020, $50,000 of the principal was repaid out of the proceeds of the $300,000 convertible note issued to Cantone Asset Management.

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

(iv)

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(e)	Private lender

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

(f)	Petroleum Capital Funding LP.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(g)	Power Up Lending Group LTD.

(i)

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

Between November 11, 2020 and November 13, 2020, Power Up converted the aggregate principal sum of $64,300, including interest thereon of $3,480 into 2,256,939 common shares at an average conversion price of $0.03 per share, thereby extinguishing the note.

(ii)	On June 4, 2020, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $69,900, including an original issue discount of $6,900, for net proceeds of $60,000 after certain expenses. The note bears interest at 12% per annum and matures on June 4, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(iii)

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

(iv)	On November 6, 2020, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $140,800, including an original issue discount of $12,800, for net proceeds of $125,000 after certain expenses. The note bears interest at 12% per annum and matures on November 6, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(h)	EMA Financial, LLC

(i)	On July 22, 2020, the Company issued a convertible promissory note to EMA for the aggregate principal sum of $150,000, including an original issue discount of $15,000, for net proceeds of $130,500 after certain expenses. The note bears interest at 8% per annum and matures on April 22, 2021. The note may be prepaid subject to a prepayment penalty of 130%. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to the lower of; (i) the lowest trading price of the Company’s common stock during the 15 trading days including and immediately preceding the issue date; and (ii) 70% of the two lowest average trading prices during the fifteen prior trading days including and immediately preceding the conversion date.

(i)	Morison Management S.A.

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

On October 1, 2020, in terms of a debt conversion agreement entered into the $192,862 convertible debenture was converted into 10,285,991 shares of common stock at a conversion price of $0.019 per share.

(j)	Bellridge Capital LP.

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

(k)	Stirling Bridge Resources

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

(l)	Alpha Capital Anstalt

On November 6, 2020, the Company issued a convertible debenture to Alpha Capital Anstalt in the aggregate principal amount of $500,000, for net proceeds of $500,000. The convertible debenture bears interest at 21% per annum and is convertible into common units at a conversion price of $0.0562 per unit. Each unit consisting of a common share and a five year share purchase warrant, exercisable for a common share at an exercise price of $0.0562 per share. The convertible debenture matures on August 6, 2021.

(l)	Rijtec Enterprises Limited Pension Scheme

On November 11, 2020, the Company issued a convertible debenture to Rijtec Enterprises limited Pension Scheme in the aggregate principal amount of $500,000, for net proceeds of $500,000. The convertible debenture bears interest at 10% per annum and is convertible into common units at a conversion price of $0.0562 per unit. Each unit consisting of a common share and a two year share purchase warrant, exercisable for a common share at an exercise price of $0.0562 per share. The convertible debenture matures on November 11, 2021.

m)	Private lender

On November 30, 2020, the Company issued a convertible debenture to a private lender in the aggregate principal amount of $150,000, for net proceeds of $150,000. The convertible debenture bears interest at 10% per annum and is convertible into common units at a conversion price of $0.0562 per unit. Each unit consisting of a common share and a two year share purchase warrant, exercisable for a common share at an exercise price of $0.0562 per share. The convertible debenture matures on November 30, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

11.	FEDERAL RELIEF LOANS

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

12.	DERIVATIVE LIABILITY

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

The fair value of the derivative liabilities was initially recognized as a debt discount and was re-assessed at November 30, 2020, with a total change in fair value of $156,998 charged to the consolidated statement of loss and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting date, with any movement thereon recorded in the statement of loss and comprehensive loss in the period in which it is incurred.

The following assumptions were used in the Black-Scholes valuation model:

Three months ended November 30, 2020
Conversion price	CAD$0.0375 to CAD$0.06
Risk free interest rate	0.16 to 0.21%
Expected life of derivative liability	6 to 12 months
Expected volatility of underlying stock	158.85 to 171.20%
Expected dividend rate	0%

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

12.	DERIVATIVE LIABILITY (continued)

The movement in derivative liability is as follows:

	November 30, 2020	August 31, 2020

Opening balance	$841,385	$-
Derivative financial liability arising from convertible notes	120,535	653,984
Fair value adjustment to derivative liability	(156,998)	187,401
	804,922	$841,385

13.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2019	$498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at August 31, 2020	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at November 30, 2020	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

14.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	382,894,504 common shares as at November 30, 2020.

(a)	Settlement of liabilities

Between September 21, 2020 and November 23, 2020, the Company issued 60,023,777 common shares to certain lenders to settle $2,769,000 of trade debt, including a loss realized thereon of $134,490.

(b)	Common share subscriptions

On November 13, 2020, the Company issued 7,416,666 common shares to various investors for net proceeds of $410,000.

(c)	Convertible debt conversions

Between October 1, 2020 and November 13, 2020, in terms of conversion notices received, the Company issued 38,735,555 common shares for convertible debt in the aggregate sum of $1,701,256, realizing a loss thereon of $80,661.

(d)	Warrants exercised

On September 17, 2020, warrants were exercised for 2,268,169 shares at an exercise price of $0.03 per share for gross proceeds of $68,045.

15.	STOCK OPTIONS

During the three months ended November 30, 2020 the share-based compensation expense of $199,632 (2019 - $18,157) relates to the vesting of options granted during the current and prior fiscal year.

Stock option transactions under the stock option plan were:

	Three months ended November 30, 2020			Year ended August 31, 2020
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,470,000	CAD$	0.63	9,808,333	CAD$	1.20
Options granted	-			5,220,000		0.10
Options forfeited	-			(5,558,333)	CAD$	1.14
Balance, end of period	9,470,000	CAD$	0.63	9,470,000	CAD$	0.63

Stock options outstanding and exercisable as at November 30, 2020 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
February 20, 2021	CAD$	0.110	2,220,000	2,220,000
August 7, 2025	CAD$	0.085	3,000,000	-
November 30, 2027	CAD$	2.270	950,000	950,000
June 5, 2028	CAD$	1.000	3,300,000	2,475,000
			9,470,000	5,645,000
Weighted average remaining contractual life			4.9 years	4.8 years

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

16.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at November 30, 2020 are:

Expiry Date	Exercise Price		Warrants Outstanding
December 7, 2020	US$	0.67	185,185
December 7, 2020	US$	1.50	3,188,735
December 17, 2020	US$	0.26	952,380
January 10, 2021	US$	1.50	1,437,557
January 11, 2021	US$	1.50	307,692
January 14, 2021	US$	0.20	1,176,470
January 16, 2021	US$	0.14	357,142
Mar 29, 2021	US$	0.465	1,481,481
April 8, 2021	CAD$	4.73	57,756
May 22, 2021	US$	0.91	6,000,000
May 22, 2021	US$	0.30	1,133,333
May 22, 2021	US$	1.50	65,759
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
July 21, 2021	US$	0.0412	2,666,666
August 7, 2021	US$	0.0412	3,033,980
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
September 20, 2021	US$	0.23	1,111,111
September 30, 2021	US$	0.23	2,777,777
December 30, 2021	US$	0.055	4,545,454
November 26, 2023	US$	0.17	1,683,230
December 4, 2023	US$	0.17	2,286,720
March 30, 2024	US$	0.08	392,500
March 30, 2024	US$	0.15	4,906,250
January 25, 2025	US$	0.14	151,785
			47,379,348
Weighted average remaining contractual life			1.10 years
Weighted average exercise price	USD$	0.38

Warrants exercisable over 3,240,651 common shares at exercise prices ranging from $0.18 and $1.50 per share expired during the three months ended November 30, 2020.

On September 17, 2020, warrants for 2,268,169 shares were exercised at an exercise price of $0.03 per share for gross proceeds of $68,045.

On September 30, 2020, the Company issued warrant exercisable for 4,545,454 shares to a convertible debt note holder. The fair value of the warrants granted was estimated at $101,475 using the relative fair value method. In addition, warrants valued on debt extinguishment agreements entered into with certain convertible note holders, whereby the exercise price and in certain cases, the expiry date of the warrant were amended, amounted to $149,354.

The fair value of share purchase warrants was estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

	Three months ended November 30, 2020
Share price	CAD$	0.075
Exercise price	US$	0.055
Expected share price volatility		147.2%
Risk-free interest rate		0.21%
Expected term		1.27

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

17.	DILUTED LOSS PER SHARE

The Company’s potentially dilutive instruments are convertible debentures and stock options and share purchase warrants. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the three months ended November 30, 2020 and 2019, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Three months ended November 30, 2020	Three months ended November 30, 2019

Share purchase options	9,470,000	9,808,333
Share purchase warrants	47,379,348	45,347,469
Convertible securities	97,608,979	16,909,330
	154,458,327	72,065,132

18.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Key management personnel and director compensation

At November 30, 2020, $785,087 was due to members of key management and directors for unpaid salaries, expenses and directors’ fees (August 31, 2020 – $547,660).

(b)	Transactions with directors and officers

During the three months ended November 30, 2020, no common shares were granted as compensation to key management and directors of the Company.

On October 31, 2019 and March 11, 2020, a director advanced the Company $50,000 and $25,000, respectively as a short-term loan. The loan is interest free and is expected to be repaid within three months. The total loan outstanding as of November 30, 2020 was $125,000.

(c)	Due to/from director

As of November 30, 2020 and August 31, 2020, the Company owed the chairman of the Board and the various companies controlled by him $527,336 and $395,647 respectively, in funds advanced to the Company for working capital purposes, in addition, the Company owes the chairman of the board $220,000, and $160,000 respectively, in unpaid salaries.

As of November 30, 2020 and August 31, 2020, the Company owed a director $125,000 and $125,000, respectively in working capital advances to the Company. The advance is interest free with no fixed terms of repayment.

19.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consists of the following:

	Three months ended November 30, 2020	Three months ended November 30, 2019

Investor relations and public relations	$87,936	$23,946
Professional fees	399,129	1,026,765
Salaries and wages	87,936	200,474
Share-based compensation	199,632	178,157
Travel and promotional expenses	83,464	571,492
Other	186,760	381,248
	$1,044,857	$2,382,082

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

20.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Three months ended November 30, 2020	Three months ended November 30, 2019

Interest expense on borrowings	$287,639	$143,308
Amortization of debt discount	333,748	353,095
	-	12,891
	$621,387	$509,294

21.	OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	Three months ended November 30, 2020	Three months ended November 30, 2019

Loss (gain) on settlement of liabilities	$134,490	$(394,409)
Loss on conversion of convertible debt	80,661	-
Loss on debt extinguishment	330,256	-
Interest income	(948)	(22,271)
	$544,459	$(416,680)

22.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the three months ended November 30, 2020 and 2019, oil extraction and processing operations and mining operations.

The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the three months ended November 30, 2020 and 2019. Other information about reportable segments are:

	November 30, 2020
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$4,173	$-	$4,173
Reportable segment assets	44,897	33,240	78,137
Reportable segment liabilities	$18,171	$100	$18,271

	November 30, 2019
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$1,893	$-	$1,893
Reportable segment assets	40,918	34,794	75,712
Reportable segment liabilities	$13,113	$3,970	$17,083

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

22.	SEGMENT INFORMATION (continued)

	November 30, 2020
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenue from license fees	$2,000	$-	$2,000
Revenues from hydrocarbon sales	-	-	-
Other production and maintenance costs	(345)	-	(345)
Gross Profit	1,655	-	1,655
Operating Expenses
Depreciation, depletion and amortization	12	-	12
Selling, general and administrative expenses	1,045	-	1,045
Investor relations	88	-	88
Professional fees	399	-	399
Salaries and wages	88	-	88
Share-based compensation	200	-	200
Travel and promotional expenses	83	-	83
Other	187	-	187

Financing costs	621	-	621
Other expense (income)	544	-	544
Gain on settlement of liabilities	134	-	134
Loss on conversion of convertible debt	80	-	80
Loss on debt extinguishment	330	-	330
Derivative liability movements	(157)	-	(157)

Net loss	$410	$-	$410

	November 30, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$101	$-	$101
Other production and maintenance costs	678	-	678
Advance royalty payments	-	92	92
Gross Loss	(577)	(92)	(669)
Expenses
Depreciation, depletion and amortization	74	-	74
Selling, general and administrative expenses	2,379	3	2,382
Investor relations	24	-	24
Professional fees	1,026	1	1,027
Salaries and wages	200	-	200
Share-based compensation	178	-	178
Travel and promotional expenses	571	-	571
Other	380	2	382

Financing costs, net	509	-	509
Other income	(416)	-	(416)
Gain on settlement of liabilities	(394)	-	(394)
Interest income	(22)	-	(22)
Derivative liability movements	(35)	-	(35)
Net loss	$3,088	$95	$3,183

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

23.	COMMITMENTS

The company has commitments under equipment financing arrangements entered into in prior periods, see Note 7, above.

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	November 30, 2020	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$193,680	$193,680
1 to 2 years	32,280	80,700
2 to 3 years	-	-
	225,960	274,380

The amount of future minimum lease payments under operating leases is as follows:

	November 30, 2020	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$61,528	$61,070
1 to 2 years	63,375	62,903
2 to 3 years	65,276	64,790
3 to 4 years	50,050	66,734
	240,229	255,497

24.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

(a)	Common shares

On December 9, 2020, a warrant holder exercised warrants over a total of 1,176,470 shares for gross proceeds of $35,294 at an exercise price of $0.03 per share.

(b)	Debt settlements

On December 7, 2020, the Company entered into lability settlement agreements with a vendor, whereby 1,538,461 shares were issued in settlement of liabilities amounting to $60,000.

(c)	Debt conversions

Between December 15, 2020 and January 13, 2021, convertible note holders converted $128,080 of convertible debt into 4,423,123 common shares at an average conversion price of $0.029 per share.

On January 7, 2021, Cantone Asset Management converted $200,000 of convertible debt maturing on January 14, 2021 into 5,405,405 shares of common stock at a conversion price of $0.037 per share.

(d)	Financing Activity

On January 12, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $86,350, including an original issue discount of $7,850, for net proceeds of $75,000 after certain expenses. The note bears interest at 12% per annum and matures on January 12, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest trading bid price during the previous fifteen prior trading days.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2020 and 2019

Expressed in US dollars

25.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended November 30, 2020	Three months ended November 30, 2019

Advanced royalty payments	$-	$60
Mineral lease acquisition costs – Unproven properties	-	560
Construction of oil extraction plant	4,173	1,893
	$4,173	$2,513

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended November 30, 2020	Three months ended November 30, 2019

Advanced royalty payments applied or expired	$-	$92
Production and maintenance costs	345	677
	$345	$769

Proven reserves

The Company does not have any proven hydrocarbon reserves as of November 30, 2020 and August 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our Form 10-K/A filed with the Securities and Exchange Commission on December 28, 2020. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and recent developments

We are a holding company organized under the laws of Ontario, Canada, that is engaged in various aspects of the oil and gas industry. Our primary focus is on the development and implementation of our proprietary oil sands mining and processing technology to recover oil from surface mined bitumen deposits (the “Extraction Technology”). Our wholly-owned subsidiary, Petroteq Energy CA, Inc., a California corporation, conducts our oil sands extraction business through two wholly owned operating companies, Petroteq Oil Recovery, LLC, a Utah limited liability company (“POSR”), and TMC Capital, LLC, a Utah limited liability company (“TMC”).

Through PCA, and its two subsidiaries POSR and TMC, we are in the business of oil sands mining operations on the TMC Mineral Lease in Uintah County, Utah, where we process mined oil sands ores using our Extraction Technology to produce crude oil and hydrocarbon products. Our primary extraction and processing operations are conducted at our Asphalt Ridge processing facility, which is owned by POSR.

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

On July 2, 2020, TomCo Energy PLC (“TomCo”) announced that, following the establishment by TomCo of Greenfield Energy LLC (“Greenfield”) as a joint venture company with Valkor LLC (“Valkor”) on June 17, 2020, Greenfield would take over the management and operations of our Asphalt Ridge processing facility. Valkor remains party to a non-exclusive technology licensing agreement with Petroteq dated July 2, 2019, as amended, in respect of the plant.

Since assuming responsibility for the management of the Asphalt Ridge facility in July 2020, Greenfield has made certain upgrades to the plant to improve its capacity and reliability, and is undertaking tests to assess its potential commerciality. All critical equipment has been received and installed at the plant. In addition, buildings have been erected over the nitrogen system and the vapor recovery system, and wind-walls have been erected at the mixing tank area and decanter deck, to better allow for operations during winter months. Pressure testing of piping systems is currently underway as part of plant pre-commissioning activities in preparation for plant start-up, which is expected to occur in the near term.

The Company expects that Greenfield will also be in a position to restart mining and ore handling operations in the near term. All site personnel completed mandatory Mine Safety and Health Administration (MSHA) training in late November 2020, and rental equipment needed for ore crushing and handling has arrived on site. Valkor has completed its evaluation of recently received mining quotations and has selected a mining contractor. The mining contract has been executed and the mining contractor has already begun mobilizing equipment to site. After initial work to prepare the site, it is expected that mining of oil sands ore will begin in late January 2021.

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

Results of Operations for the three months ended November 30, 2020 and the three months ended November 30, 2019

Net Revenue, Cost of Sales and Gross Loss

During the current period, the Company entered into a Technology License Agreement with Valkor whereby Valkor paid $2,000,000 for a non-exclusive license to the Oil Sands Recovery Technology, the Company has no obligation to delivery any technology or know-how on an ongoing basis to Valkor, therefore the revenue is recognizable immediately.

There has been no sale of hydrocarbon products during the three months ended November 30, 2020 and minimal sales of $100,532 during the three months ended November 30, 2019.

The cost of sales during the three months ended November 30, 2020 consists of fees charged to Petroteq by Valkor for plant operations recovery expenses. The cost of sales for the three months ended November 30, 2019 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses were $2,065,228 and $2,513,469 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $448,241 or 17.8%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $11,523 and $74,320 for the three months ended November 30, 2020 and 20190, respectively, a decrease of $62,797 or 84.5%. The decrease is primarily due to the accelerated amortization of leasehold improvements in the prior period which were incurred at premises previously occupied by the Company.

Selling, general and administrative expenses

Selling, general and administrative expenses was $1,044,857 and $2,382,082 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $1,337,225 or 56.1%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $399,129 and $1,026,765 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $627,636. The decrease is primarily related to other professional fees incurred on plant set up in the prior year prior to conclusion of the agreement with Valkor. Valkor have expertise in oil field operations which is expected to result in significant expense savings to the Company.

b.	Travel and promotional fees was $83,464 and $571,492 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $488,028, the decrease is due to an overall reduction in travel expenditure to the site, impacted by the COVID-19 pandemic and lower promotion expenditure incurred as Valkor readies the site for production.

c.	Salaries and wages was $87,936 and $200,474 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $112,538. The decrease is primarily due to Valkor assuming operational responsibility for the plant all salaries and wages are currently administrative in nature.

d.	General and administrative expenses was $234,696 and $381,248 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $146,552. The overall decrease is due to Valkor assuming operational responsibility of the production site.

Financing costs

Financing costs was $621,387 and $509,294 for the three months ended November 30, 2020 and 2019, respectively, an increase of $112,093. Financing costs includes; (i) interest expense of $287,639 and $143,308 for the three months ended November 30, 2020 and 2019, respectively, an increase of $144,331, is attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $333,748 and $353,095 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $19,347, primarily due to the timing of the debt agreements entered into and the subsequent amortization of the discount over the life of the debt.

Other expense (income), net

Other expense was $544,459 and other income was $(416,680) for the three months ended November 30, 2020 and 2019, respectively, an increase of $961,139. In the current fiscal period we realized a loss on settlement of labilities and on convertible debt which had conversion terms at a discount to market prices. In Addition we renegotiated the maturity dates of several convertible notes as well as the conversion price of these instruments, resulting in a loss on debt extinguishment of $330,256

Mark to market of derivative liability

The mark to market of the derivative liability was $(156,998) and $(35,547) for the three months ended November 30, 2020 and 2019, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of November 30, 2020, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Net loss before income taxes and Net loss and Comprehensive loss

Net loss before income taxes was $410,514 and $3,182,671 for the three months ended November 30, 2020 and 2019, respectively, a decrease of $2,772,157 or 87.1%. The decrease is primarily due to the $2,000,000 technology license fee and an overall reduction in operating expenses as Valkor prepares itself for production at the plant.

Liquidity and Capital Resources

As at November 30 2020, we had cash of approximately $98,510. We also had a working capital deficiency of approximately $11,285,842, due primarily to accounts payable, short term debt, convertible debentures and accrued interest thereon which remain outstanding as of November 30, 2020. During the three months ended November 30, 2020, we raised $1,547,545 in private placements warrant exercises and convertible debt issuances, to meet operational requirements and plant improvement expenditure.

Subsequent to November 30, 2020, we raised a further $75,000 in the form of a convertible debt and promissory note.

We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy and do not have sufficient cash on hand to implement our business strategy. Our financial statements have been prepared assuming we are a going concern. To date, we have generated minimal revenue from operations and have financed our operations primarily through sales of our securities, and we expect to continue to seek to obtain our required capital in a similar manner. During the quarter ended November 30, 2020, our primary sources of funding were from our sales of convertible notes through which we received gross proceeds of approximately $1,069,500. There can be no assurance that we will be able to generate sufficient revenue to cover our operating costs and general and administrative expense or continue to raise funds through the sale of debt. If we raise funds by securities convertible into common shares, the ownership interest of our existing shareholders will be diluted.

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

Other Commitments

The Company has various commitments including those disclosed under Commitments in note 23 to the financial statements, in addition the Company has commitments to repay convertible notes, promissory notes and debt as fully disclosed in notes 9,10 and 11 to the financial statements.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report Form 10-K/A as filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2020. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report Form 10-K/A as filed with the SEC on December 28, 2020.

We have suffered operating losses since inception and we may not be able to achieve profitability.

At November 30, 2020, August 31, 2020 and August 31, 2019, we had an accumulated deficit of $(91,074,863) $(90,664,349) and $(81,467,953), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($410,514) for the three months ended November 30, 2020 and $(12,379,067) and $(15,787,886) as of the years ended August 31, 2020 and August 31, 2019, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

As of November 30, 2020, we had issued and outstanding notes in the principal amount of $576,329 and convertible notes in the principal amount of $10,076,200 to certain private investors which mature between November 30 2020 and January 7, 2022, and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

There is substantial doubt about our ability to continue as a going concern.

At November 30,2020, we had not yet achieved profitable operations, had accumulated losses of ($91,074,863) since our inception and a working capital deficit of ($11,285,842), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2020 and 2019 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We currently have share purchase warrants to purchase 47,379,348 common shares outstanding at exercise prices ranging from US$0.03 to CAD$4.73 and options to purchase 9,470,000 common shares with a weighted average exercise price of CDN $0.63 and notes convertible into 97,608,979 common shares based on conversion prices ranging from $0.03 to $0.18 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of August 31, 2020, we had accumulated net operating losses (NOLs), of approximately CDN $91 million. Varying jurisdictional tax codes have restrictions on the use of NOLs, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership. Based upon an analysis of our equity ownership, we do not believe that we have experienced such ownership changes and therefore our annual utilization of our NOLs is not limited. However, should we experience additional ownership changes, our NOL carry forwards may be limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $86,350, including an original issue discount of $7,850, for net proceeds of $75,000 after certain expenses. The note bears interest at 12% per annum and matures on January 12, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest trading bid price during the previous fifteen prior trading days.

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

None

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

Date: January 19, 2021