Form 10-Q
period 2021-02-28
PETROTEQ ENERGY INC.
filed 2021-04-20
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2021

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

Number of shares of common stock outstanding as of April 19, 2021 was 423,582,347.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Petroteq Energy Inc,” “Petroteq,” the “Company,” “we,” “us” and “our” refer to Petroteq Energy Inc. and, if the context requires, its consolidated subsidiaries.

PETROTEQ ENERGY INC.

FORM 10-Q

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

February 28, 2021

Condensed Consolidated Balance Sheets as of February 28, 2021 (unaudited) and August 31, 2020	F-2
Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended February 28, 2021 and February 29, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended February 28, 2021 and February 29, 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2021 and February 29, 2020, (unaudited)	F-5
Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 – F-39

PETROTEQ ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As at February 28, 2021 and August 31, 2020

Expressed in US dollars

	Notes	February 28, 2021	August 31, 2020
		(Unaudited)
ASSETS
Current assets
Cash		$162,016	$62,404
Trade and other receivables		317,303	12,830
Ore inventory		24,500	14,749
Other inventory		15,000	12,250
Note receivable	4	91,044	89,159
Prepaid expenses and other current assets	1	2,039,468	2,043,510
Total Current Assets		2,649,331	2,234,902

Non-Current assets
Mineral leases	5	34,911,143	34,911,143
Property, plant and equipment	6	40,337,115	35,582,512
Right of use asset	7	188,598	209,101
Intangible assets	8	707,671	707,671
Total Non-Current Assets		76,144,527	71,410,427
Total Assets		$78,793,858	$73,645,329

LIABILITIES
Current liabilities
Accounts payable		$1,973,923	$2,406,665
Accrued expenses		1,620,401	1,769,749
Ore Sale advances		283,976	283,976
Promissory notes payable		50,000	8,000
Debt	9	586,733	683,547
Current portion of convertible debentures	10	7,797,628	8,227,257
Current portion of Federal relief loans	11	-	74,383
Current portion of finance lease liabilities	7	163,959	172,374
Current portion of operating lease liabilities	7	45,136	42,053
Related party payables	18(c)	657,892	680,647
Derivative liability	12	363,008	841,385
Total Current Liabilities		13,542,656	15,190,036

Non-Current liabilities

Convertible debentures	10	856,039	607,067
Federal relief loans	11	713,726	505,969
Finance lease liabilities	7	-	75,058
Operating lease liabilities	7	143,462	167,048
Reclamation and restoration provision	13	2,970,497	2,970,497
Total Non-Current Liabilities		4,683,724	4,325,639
Total Liabilities		18,226,380	19,515,675

Commitments and contingencies	22
SHAREHOLDERS’ EQUITY
Share capital	14,15,16	152,676,649	144,794,003
Deficit		(92,109,171)	(90,664,349)
Total Shareholders’ Equity		60,567,478	54,129,654
Total Liabilities and Shareholders’ Equity		$78,793,858	$73,645,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the three and six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

	Notes	Three months ended February 28, 2021	Three months ended February 29, 2020	Six months ended February 28, 2021	Six months ended February 29, 2020
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues from licensing fees		$-	$-	$2,000,000	$-
Revenues from hydrocarbon sales		-	68,509	-	169,041
Production and maintenance costs		(19,279)	(728,309)	(364,565)	(1,405,772)
Advance royalty payments		-	(111,591)	-	(203,862)
Gross Profit (Loss)		(19,279)	(771,391)	1,635,435	(1,440,593)
Operating Expenses
Depreciation, depletion and amortization	6	11,522	11,522	23,045	85,842
Selling, general and administrative expenses		706,427	1,545,023	1,751,284	3,927,105
Financing costs		743,601	479,548	1,364,988	988,842
Derivative liability movements		(591,914)	695,432	(748,912)	659,885
Other expenses (income), net		145,393	(290,678)	689,852	(707,358)
Total expenses, net		1,015,029	2,440,847	3,080,257	4,954,316

Net loss before income taxes		1,034,308	3,212,238	1,444,822	6,394,909
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$1,034,308	$3,212,238	$1,444,822	$6,394,909
Weighted Average Number of Shares Outstanding – Basic and Diluted	17	401,858,398	202,239,760	353,952,701	197,106,454
Basic and Diluted Loss per Share		$0.00	$0.02	$0.00	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended February 28, 2021 and February 28, 2020

(Unaudited)

Expressed in US dollars

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2020	274,450,337	144,794,003	(90,664,349)	54,129,654
Conversion of convertible debt	38,735,555	1,835,726	-	1,835,726
Settlement of liabilities	60,023,777	2,849,661	-	2,849,661
Common shares subscriptions	7,416,666	410,000	-	410,000
Warrants exercised	2,268,169	68,045	-	68,045
Share-based compensation	-	199,632	-	199,632
Fair value of convertible debt warrants issued	-	783,293	-	783,293
Net loss	-	-	(410,514)	(410,514)
Balance at November 30, 2020	382,894,504	150,940,360	(91,074,863)	59,865,497
Conversion of convertible debt	14,580,675	668,256	-	668,256
Settlement of liabilities	11,608,460	631,822	-	631,822
Common shares subscriptions	1,032,475	136,923	-	136,923
Warrants exercised	1,176,470	35,293	-	35,293
Share-based compensation	1,000,000	258,511	-	258,511
Fair value of convertible debt warrants issued	-	5,484	-	5,484
Net loss	-	-	(1,034,308)	(1,034,308)
Balance at February 28, 2021	412,292,584	152,676,649	(92,109,171)	60,567,478

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2019	176,241,746	136,104,245	(78,285,282)	57,818,963
Settlement of acquisition obligation	250,000	75,000	-	75,000
Settlement of debentures	1,111,111	200,000	-	200,000
Settlement of liabilities	3,243,666	705,687	-	705,687
Common shares subscriptions	17,002,446	2,494,744	-	2,494,744
Share-based payments	90,000	28,500	-	28,500
Share-based compensation	-	178,157	-	178,157
Fair value of convertible debt warrants issued	-	310,422	-	310,422
Net loss	-	-	(3,182,671)	(3,182,671)
Balance at November 30, 2019	197,938,969	139,724,435	(81,467,953)	58,628,802
Settlement of liabilities	4,997,123	891,489	-	891,489
Reallocation of subscription receipts	-	(216,930)	-	(216,930)
Share-based payments	50,000	6,943	-	6,943
Share-based compensation	-	229,059	-	229,059
Fair value of convertible debt warrants issued	-	184,888	-	184,888
Net loss	-	-	(3,212,238)	(3,212,238)
Balance at February 29, 2020	202,986,092	141,192,204	(84,680,191)	56,512,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

	Six months ended February 28, 2021	Six months ended February 29, 2020
	(Unaudited)	(Unaudited)
Cash flow used for operating activities:
Net loss	$(1,444,822)	$(6,394,909)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	23,045	85,842
Amortization of debt discount	771,892	672,372
Loss on conversion of debt	313,198	-
Loss (gain) on settlement of liabilities	48,283	(659,769)
Loss on debt extinguishment	330,256	-
Share-based compensation	458,143	35,443
Shares issued for services	-	407,216
Mark to market of derivative liabilities	(748,812)	659,885
Other	11,298	153,182
Changes in operating assets and liabilities:
Accounts payable	(103,742)	2,427,654
Accounts receivable	(304,473)	127,183
Accrued expenses	464,102	34,953
Prepaid expenses and deposits	4,043	503,267
Inventory	(12,501)	7,000
Net cash used in operating activities	(190,190)	(1,940,681)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(1,673,448)	(2,116,484)
Mineral rights deposits paid	-	(610,000)
Investment in notes receivable	-	(697,585)
Proceeds from notes receivable	-	1,039,573
Advance royalty payments	-	(100,000)
Net cash used in investing activities	(1,673,448)	(2,484,496)

Cash flows from financing activities:
Advances from related parties	-	249,621
Repayments to related parties	(22,755)	-
Proceeds on private equity placements	546,923	2,277,814
Proceeds from warrants exercised	103,339	-
Proceeds from promissory notes	42,000	181,689
Proceeds from federal relief loans	267,716	-
Payments of debt	(10,000)	(103,203)
Payment of finance lease liability	(83,473)	-
Proceeds from convertible debt	1,219,500	1,894,938
Repayments of convertible debt	(100,000)	(105,000)
Net cash from financing activities	1,963,250	4,395,859

Increase (decrease) in cash	99,612	(29,316)
Cash, beginning of the period	62,404	50,719
Cash, end of the period	$162,016	$21,403

Supplemental disclosure of cash flow information
Cash paid for interest	$197,872	$43,482
Shares issued to settle liabilities	$3,481,483	$1,597,176
Shares issued on conversion of convertible debt	$2,503,982	$200,000
Shares issued to settle acquisition obligation	$-	$75,000
Fair value of warrants issued	$788,777	$-
Value of shares issued for convertible debt funding	$-	$495,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

1.	GENERAL INFORMATION

Petroteq Energy Inc. (the “Company”) is an Ontario, Canada corporation which conducts oil sands mining and oil extraction operations in the USA. It operates through its indirectly wholly owned subsidiary company, Petroteq Oil Recovery, LLC (“POSR”), which is engaged in mining and oil extraction from tar sands.

The Company’s registered office is located at Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario, M5X 1E2, Canada, and its principal operating office is located at 15315 W. Magnolia Blvd, Suite 120, Sherman Oaks, California 91403, USA.

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

Between March 14, 2019 and February 28, 2021, the Company made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and six months ended February 28, 2021may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.

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

The unaudited condensed consolidated financial statements were authorized for issue by the Board of Directors on April 19, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)	Consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements. The entities included in these unaudited condensed consolidated financial statements are as follows:

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

For the six months ended February 28, 2021 and February 29, 2020

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

For the six months ended February 28, 2021 and February 29, 2020

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

For the six months ended February 28, 2021 and February 29, 2020

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

Capitalized costs of proved oil and gas properties are depleted by an equivalent unit-of-production method. Proved leasehold acquisition costs, less accumulated amortization, are depleted over total proved reserves, which includes proved undeveloped reserves. Capitalized costs of related equipment and facilities, including estimated asset retirement costs, net of estimated salvage values and less accumulated amortization are depreciated over proved developed reserves associated with those capitalized costs. Depletion is calculated by applying the depreciation, depletion and amortization (“DD&A”) rate (amortizable base divided by beginning of period proved reserves) to current period production.

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

For the six months ended February 28, 2021 and February 29, 2020

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

For the six months ended February 28, 2021 and February 29, 2020

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

The effects of this ASU on the Company’s unaudited condensed consolidated financial statements is currently being assessed and is expected to have an impact on the treatment of certain convertible instruments, if any, and the derivative liabilities, if any, associated with these convertible instruments.

The FASB issued several additional updates during the period, none of these standards are either applicable to the Company or require adoption at a future date and none are expected to have a material impact on the consolidated financial statements upon adoption.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

3.	GOING CONCERN

The Company has incurred losses for several years and, at February 28, 2021, has an accumulated deficit of $92,109,171, (August 31, 2020 - $90,664,349) and working capital (deficiency) of $10,893,325 (August 31, 2020 - $12,955,134). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These unaudited condensed consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

4.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

	Maturity Date	Interest Rate	February 28, 2021	August 31, 2020

Private debtor	March 16, 2020	5%	$76,000	$76,000
Interest accrued			15,044	13,159
			$91,044	$89,159

Disclosed as follows:
Current portion			$91,044	$89,159
			-	-
			$91,044	$89,159

Manhatten Enterprises

The Company advanced Manhatten Enterprises the sum of $76,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date and is currently on demand until a new agreement is negotiated.

5.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
Additions	-	-	-	-
August 31, 2020	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
February 28, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2019, August 31, 2020 and February 28, 2021	$-	$-	$-	$-

Carrying Amounts
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
August 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143
February 28, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

5.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease

On June 1, 2015, the Company acquired TMC Capital, LLC (“TMC”), which then held a mining and mineral lease, subleased from Asphalt Ridge, Inc., on the Asphalt Ridge property located in Uintah County, Utah.

Effective August 10, 2020, the TMC mineral lease was terminated and a new Short-Term Mining Lease agreement between Valkor LLC (“Valkor”) and Asphalt Ridge, Inc. (the “Lease”) was entered into with a back to back Short-Term Mining and Mineral Sublease entered into between Valkor and TMC, whereby all of the rights and obligations of the lease were sublet to TMC (the “TMC Mineral Lease” or the “Sublease”).

The salient terms of the TMC Mineral Lease are as follows:

1.	The exclusive right and privilege during the term of the Sublease to explore for and mine by any methods now known or hereafter developed, extract and sell or otherwise dispose of, any and all asphalt, bitumen, maltha, tar sands, oil sands (“Tar Sands”) and any and all other minerals of whatever kind or nature which are associated with or contained in any Tar Sands deposit, whether hydrocarbon, metalliferous, non-metalliferous or otherwise, including, but not limited to, gold, silver, platinum, sand and clays on and in the Property, and whether heretofore known or hereafter discovered (collectively, “Minerals”), from the ground surface to a depth of 3,000 feet above Mean Sea level (MSL), together with the products and byproducts of the processing of the Minerals, and together with the right to use so much of the surface of the Property as may be necessary in the exercise of said rights and in furtherance of the purposes expressed herein, including ingress and egress, and together with the right to construct on the Property such improvements as may be reasonably necessary to the exploration for and the mining, extraction, removal, processing, beneficiating, sale or other disposition of the Minerals, but not including the construction of any new roads without the prior written consent of Valkor as the Sublessor; and

2.	The right to use any or all of the Water Rights (as defined in the Sublease) at any time during the term of the Sublease in conducting its activities as provided for therein; provided that approval of change applications may need to be obtained in order to allow use of the Water Rights on the Property for mining purposes.

3.	The term of the Sublease (the “Term”) is for the period ending June 30, 2021 unless the Short Term Mining Lease between Valkor and Asphalt Ridge is terminated earlier.

4.	During the Term and subject to certain rights reserved to Asphalt Ridge, Inc. as Lessor under the Lease (the “Lessor Reserved Rights”), TMC as the Sublessee shall have the right to explore, develop, mine, drill, pump, process, produce and market the Minerals in, on, or under the Property, including any existing stockpiles or dumps, whether by drilling, surface, strip, contour, quarry, bench, underground, solution, in situ or other mining methods, and in connection therewith, Sublessee shall have the right to conduct the following activities and operations (“Operations”) on the Property in accordance with the terms of the Sublease and applicable laws and regulations:

a.	To mine, process, mill, beneficiate, treat, concentrate, extract, refine, leach, convert, upgrade, prepare for market, any and all Minerals mined or otherwise extracted from the Property;

b.	To temporarily store or permanently dispose on the Property Minerals, water, waste or other materials resulting from Operations on the Property;

c.	to use and develop any and all ditches, flumes, water and Water Rights and appurtenant to the Property; and

d.

to use so much of the surface and surface resources of the Property as may be reasonably necessary in the exercise of said rights, or which Sublessee may deem desirable or convenient, including rights of ingress and egress in connection with its operations on the Property. During the term of the Sublease the Sublessee has the right to use any or all of the Water Rights at any time during the Term in conducting its activities as provided for therein; provided that approval of change applications may need to be obtained in order to allow use of the Water Rights on the Property for mining purposes.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

b.	The Production Royalty on all other Minerals produced from Bitumen Product mined or otherwise extracted from the Property and sold shall be eight percent (8%) of the gross sales revenue received by Sublessee. Subject to certain provisions, wherein sales of products and byproducts are wholly accounted for, should sales occur to a third party purchaser that is engaged in marketing a variety of products or by-products made from such materials, payments to Sublessor may vary. If Sublessee’s receipts are measurably greater than comparable sales by others of similar products or byproducts which may be due to the nature of high end by-products such as frac sands produced and sold by the third party, the Production Royalty to Sublessor shall be the greater of a 5% royalty on the gross value of the product and by-products sold by the third party or 50% of the gross revenue received by Sublessee from the sale of such products or byproducts, as the case may be.

c.	The Production Royalty on oil and gas, and associated hydrocarbons produced by Sublessee using standard oil and gas drilling recovery techniques above 3000 feet MSL and sold shall be 1/6 of the gross market value.

d.	Any sales of Minerals to third parties shall be of such a nature that the sales price adequately represents the market value of all potential products or by-products.

e.	Minerals shall be deemed sold at the time they leave the Property or at the time the Minerals are transferred by Sublessee to an Affiliate. “Affiliate” means any business entity which, directly or indirectly, is owned or controlled by Sublessee or owns or controls Sublessee, or any entity or firm acquiring Minerals from Sublessee otherwise than at arm’s-length.

7.	Prior to commencing any Operations, Sublessee shall have obtained final approval of all necessary mining and reclamation plans from the Utah Division of Oil, Gas and Mining, or its successor agency (the “Division”) authorizing Sublessee’s Operations and shall have posted with and obtained approval from the Division of a surety bond or other financial guarantee (“Reclamation Surety”) in the amount and form acceptable to the Division and sufficient to guarantee Sublessee’s performance of reclamation in accordance with Utah laws and regulations. The amount of the surety bond or financial guarantee shall be periodically reviewed in accordance with Division’s regulations and, if the Division directs, increased or otherwise modified as directed by the Division. Sublessee shall keep Sublessor fully informed as to reclamation costs and bonding requirements and Sublessor’s approval of the bond amount shall be required. Sublessor will not unreasonably withhold such approval.

8.	Under the terms of the Lease, Asphalt Ridge, Inc. has reserved to itself the Lessor Reserved Rights, including the right at any time during the term of the Lease to convey all or part of the Property or the Water Rights, or rights therein, subject to the Lease. Lessor is required to give Valkor, as Sublessor, notice of any such conveyance. Upon Sublessor’s receipt of notice of any sale or conveyance of the Property by Lessor, Sublessor must promptly notify TMC, as Sublessee, in writing of any such conveyance.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

6.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2019	$35,555,827	$438,168	$35,993,995
Additions	2,072,058	692	2,072,750
August 31, 2020	37,627,885	438,860	38,066,745
Additions	4,777,648	-	4,777.648
February 28, 2021	$42,405,533	$438,860	$42,844,393

Accumulated Amortization
August 31, 2019	$2,148,214	$232,131	$2,380,345
Additions	-	103,888	103,888
August 31, 2020	2,148,214	336,019	2,484,233
Additions	-	23,045	23,045
February 28, 2021	$2,148,214	$359,064	$2,507,278

Carrying Amount
August 31, 2019	$33,407,613	$206,037	$33,613,650
August 31, 2020	$35,479,671	$102,841	$35,582,512
February 28, 2021	$40,253,319	$79,796	$40,337,115

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

The Company determined the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the 5 year ARM (adjustable-rate mortgage) interest rate at the time of entering into the agreement and compared that rate to the Company’s weighted average cost of funding at the time of entering into the operating lease. The Company determined that 10.00% was an appropriate incremental borrowing rate to apply to its real-estate operating lease.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

7.	LEASES (continued)

Right of use assets

Right of use assets included in the consolidated Balance Sheet are as follows:

	February 28, 2021	August 31, 2020
Non-current assets
Right of use assets – operating leases, net of amortization	$188,598	$209,101
Right of use assets – finance leases, net of depreciation – included in property, plant and equipment	698,023	718,193

Lease costs consist of the following:

	Six months ended February 28, 2021	Six months ended February 28, 2020

Finance lease cost:	$36,412	$107,992
Depreciation of right of use assets	23,045	85,842
Interest expense on lease liabilities	13,367	22,150

Operating lease expense	19,764	62,610

Total lease cost	$56,176	$170,602

Other lease information:

	Six months ended February 28, 2021	Six months ended February 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(13,367)	$(22,150)
Operating cash flows from operating leases	(19,764)	(62,610)
Financing cash flows from finance leases	$(83,473)	$(103,203)

Right-of -use assets obtained in exchange for new operating leases	$-	245,482
Weighted average remaining lease term – finance leases	0.86 years	2.25 years
Weighted average remaining lease term – operating leases	2.50 years	3.50 years
Weighted average discount rate – finance leases	13.52%	12.86%
Weighted average discount rate – operating leases	10.00%	10.00%

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

7.	LEASES (continued)

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	February 28, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$177,540	$193,680
1 to 2 years	-	80,700
2 to 3 years	-	-
	177,540	274,380
Imputed interest	(13,581)	(26,948)
Total finance lease liability	$163,959	$247,432

Disclosed as:
Current portion	$163,959	$172,374
Non-current portion	-	75,058
	$163,959	$247,432

The amount of future minimum lease payments under operating leases is as follows:

	February 28, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$61,987	$61,070
1 to 2 years	63,846	62,903
2 to 3 years	65,762	64,790
3 to 4 years	33,367	66,734
	224,962	255,497
Imputed interest	(36,364)	(46,396)
Total operating lease liability	$188,598	$209,101

Disclosed as:
Current portion	$45,136	$42,053
Non-current portion	143,462	167,048
	$188,598	$209,101

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

8.	INTANGIBLE ASSETS

Oil Extraction
Technologies

Cost
August 31, 2019	$809,869
Additions	-
August 31, 2020	809,869
Additions	-
February 28, 2021	$809,869

Accumulated Amortization
August 31, 2019	$102,198
Additions	-
August 31, 2020	102,198
Additions	-
February 28, 2021	$102,198

Carrying Amounts
August 31, 2019	$707,671
August 31, 2020	$707,671
February 28, 2021	$707,671

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

9.	DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	February 28, 2021	August 31, 2020

Private lenders	On demand	10.00%	105,000	115,000
Private lenders	August 31, 2020	5.00%	481,733	468,547
Private lenders	On demand	10.00%	-	100,000

			$586,733	$683,547

The maturity date of debt is as follows:

	February 28, 2021	August 31, 2020

Principal classified as repayable within one year	$586,733	$683,547
Principal classified as repayable later than one year	-	-

	$586,733	$683,547

(a)	Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on September 2, 2018. The loan is guaranteed by the Chairman of the Board. During the year ended August 31, 2020 the Company repaid $35,000 of the principal outstanding and a further $10,000 during the six months ended February 28, 2021. On July 6, 2020 in accordance with the terms of a debt settlement agreement entered into, the lender converted $50,000 into 1,250,000 shares at a conversion price of $0.04 per share.

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures initially bore interest at a rate of 12% per annum, were originally scheduled to mature on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018, bearing interest at 5% per annum. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company. On December 13, 2019, the maturity date of the non-convertible portion of the debenture was extended to January 31, 2020 and the interest rate was increased to 10% per annum. Effective January 31, 2020, the terms of the debenture were renegotiated and the maturity date was extended to August 31, 2020. The maturity date of the debentures are currently being renegotiated.

(iii)	On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matured on September 17, 2019 and bears interest at 10% per annum. On September 23, 2020, the principal amount of the debenture of $100,000 plus accrued interest of $18,904 was converted into 2,161,892 shares at a conversion price of $0.055 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	February 28, 2021	August 31, 2020

Calvary Fund I LP	July 31, 2021	12.00%	250,000	250,000
	July 31, 2021	12.00%	480,000	480,000
	August 7, 2021	0%	150,000	150,000
SBI Investments LLC	December 15, 2020	10.00%	200,000	250,000
	January 16, 2021	10.00%	55,000	55,000
Bay Private Equity, Inc.	March 31, 2021	5.00%	-	3,661,874
	February 20, 2021	5.00%	2,400,000	2,400,000
Cantone Asset Management LLC	October 19, 2020	7.00%	250,000	300,000
	December 17, 2020	7.00%	240,000	240,000
	January 14, 2021	7.00%	40,000	240,000
	December 30, 2021	7.00%	300,000	-
Private lender	October 29, 2020	10.00%	200,000	200,000
Petroleum Capital Funding LP.	November 26, 2023	10.00%	318,000	318,000
	December 4, 2023	10.00%	432,000	432,000
	March 30, 2024	10.00%	471,000	471,000
Power Up Lending Group LTD	May 7, 2021	12.00%	-	64,300
	June 4, 2021	12.00%	-	69,900
	June 19, 2021	12.00%	-	82,500
	November 11, 2021	12.00%	140,800	-
	January 12, 2022	12.00%	86,350	-
	February 24, 2022	12.00%	86,350	-
EMA Financial, LLC	April 22, 2021	8.00%	36,131	150,000
Morison Management S.A	July 31, 2021	10.00%	-	192,862
Bellridge Capital LP.	March 31, 2021	15.00%	2,900,000	-
Stirling Bridge Resources	October 29, 2021	10.00%	15,000	-
Alpha Capital Anstalt	August 6, 2021	21.00%	500,000	-
Rijtec Enterprises Limited Pension Scheme	November 11, 2021	10.00%	32,000	-
Private lender	November 30, 2021	10.00%	150,000	-
			9,732,631	10,007,436
Unamortized debt discount			(1,221,277)	(1,173,112)
Total loans			$8,511,354	$8,834,324

The maturity date of the convertible debentures are as follows:

	February 28, 2021	August 31, 2020

Principal classified as repayable within one year	$7,797,628	$8,227,257
Principal classified as repayable later than one year	713,726	607,067

	$8,511,354	$8,834,324

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

The Company repaid $50,000, and the maturity date of the loan has been extended to December 15, 2020. The Company is busy renegotiating the terms of the loan.

(ii)	On January 16, 2020, the Company entered into an agreement with SBI whereby the Company issued a convertible promissory note for $55,000 for gross proceeds of $50,000, bearing interest at 10% per annum and convertible into common shares at $0.14 per share. The convertible note matures on January 16, 2021. In conjunction with the convertible promissory note, the Company issued a warrant exercisable for 357,142 shares of common stock at an exercise price of $0.14 per share, expiring on January 16, 2021. The terms of the note are currently being renegotiated.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(c)	Bay Private Equity, Inc.

(i)

On September 17, 2018, the Company issued 3 one year convertible units of $1,100,000 each to Bay Private Equity, Inc. (“Bay”), including an original issue discount (“OID”) of $100,000 per unit, for net proceeds of $2,979,980. These units bear interest at 5% per annum and matured one year from the date of issue. Each unit consists of one senior secured convertible debenture of $1,100,000 and 250,000 common share purchase warrants. Each convertible debenture may be converted to common shares of the Company at a conversion price of $1.00 per share. Each common share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $1.10 per share for one year after the issue date.

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

On August 20, 2020, in accordance with the terms of an amendment entered into with Bay, the maturity date was extended to February 20, 2021. The Company is currently renegotiating the terms of this loan.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

On January 14, 2021, $200,000 of the convertible debenture was converted into 5,405,405 shares of common stock at a conversion price of $0.037 per share.

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

For the six months ended February 28, 2021 and February 29, 2020

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

The Company may force the conversion of all of the convertible debentures if the trading price of the Company’s common shares on the TSX Venture Exchange is above $0.40 for 20 consecutive trading days, with an average daily volume of greater than 1 million common shares, and has agreed to certain restrictions on paying dividends, registration rights and rights of first refusal on further debt and equity offerings.

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

For the six months ended February 28, 2021 and February 29, 2020

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

Between December 15, 2020 and January. 4, 2021, Power Up converted the aggregate principal sum of $69,900, including interest thereon of $3,780 into 2,306,558 common shares at an average conversion price of $0.03 per share, thereby extinguishing the note.

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

Between January 7, 2021 and January 20, 2021, Power Up converted the aggregate principal sum of $82,500, including interest thereon of $4,500 into 2,668,712 common shares at an average conversion price of $0.03 per share, thereby extinguishing the note.

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

(v)	On January 12, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $86,350, including an original issue discount of $11,350, for net proceeds of $75,000 after certain expenses. The note bears interest at 12% per annum and matures on November 6, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(vi)	On February 25, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $86,350, including an original issue discount of $11,350, for net proceeds of $75,000 after certain expenses. The note bears interest at 12% per annum and matures on November 6, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

Between January 25, 2021 and February 22, 2021, EMA converted the aggregate principal sum of $128,869 into 4,200,000 common shares at an average conversion price of $0.03 per share.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

10.	CONVERTIBLE DEBENTURES (continued)

(l)	Alpha Capital Anstalt

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

11.	FEDERAL RELIEF LOANS (continued)

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

On January 20, 2021, Petroteq Oil Recovery, LLC, received a further PPP Loan amounting to $133,826, bearing interest at 1.00% per annum and repayable in a single payment after 5 years. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

On April 23, 2020, Petroteq CA, Inc, received a PPP Loan amounting to $133,890, bearing interest at 0.98% per annum and repayable in monthly installments commencing on October 23, 2020. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

On February 3, 2021, Petroteq CA, Inc, received a PPP Loan amounting to $133,890, bearing interest at 0.98% per annum and repayable in monthly installments commencing on December 3, 2021. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

12.	DERIVATIVE LIABILITY

Convertible notes issued to several lenders, disclosed in note 10(g) and (h), above have conversion rights that are linked to the Company’s stock price, at a factor ranging from 50% to 75% of an average stock price over a period ranging from 15 to 20 days prior to the date of conversion. These conversion rights may also include a fixed maximum conversion price. The number of shares issuable upon conversion of these convertible notes is therefore not determinable until conversion takes place. The Company has determined that these conversion features meet the requirements for classification as derivative liabilities and has measured their fair value using a Black Scholes valuation model which takes into account the following factors:

●	Historical share price volatility;

●	Maturity dates of the underlying securities being valued;

●	Risk free interest rates; and

●	Expected dividend policies of the Company.

The fair value of the derivative liabilities was initially recognized as a debt discount and was re-assessed at February 28, 2021, with a total change in fair value of $718,912 credited to the unaudited condensed consolidated statement of loss and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting date, with any movement thereon recorded in the statement of loss and comprehensive loss in the period in which it is incurred.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

12.	DERIVATIVE LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

Six months ended February 28, 2021
Conversion price	CAD$0.0375 to CAD$0.06
Risk free interest rate	0.04 to 0.21%
Expected life of derivative liability	6 to 12 months
Expected volatility of underlying stock	106.5% to 171.20%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	February 28, 2021	August 31, 2020

Opening balance	$841,385	$-
Derivative financial liability arising from convertible notes	270,535	653,984
Fair value adjustment to derivative liability	(748,912)	187,401
	363,008	$841,385

13.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2019	$498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at August 31, 2020	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at February 28, 2021	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

In accordance with the terms of the sub-lease agreement disclosed in note 5 above, the Company is required to dismantle its oil extraction plant at the end of the lease term. During the year ended August 31, 2015, the Company recorded a provision of $350,000 for dismantling the facility.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

13.	RECLAMATION AND RESTORATION PROVISIONS (continued)

(b)	Site restoration

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

14.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	412,292,584 common shares as at February 28, 2021

(a)	Settlement of liabilities

Between September 21, 2020 and December 10, 2020, the Company issued 71,632,237 common shares to certain lenders to settle $3,433,200 of trade debt, including a loss realized thereon of $48,283.

(b)	Common share subscriptions

On November 13, 2020 and February 4, 2021, the Company issued 7,416,666 and 1,032,475 common shares, respectively, to various investors for net proceeds of $506,949.

(c)	Restricted stock awards

On January 25 2021, the Company issued 1,000,000 restricted shares to its COO as part of his compensation package.

(d)	Convertible debt conversions

Between October 1, 2020 and February 22, 2021, in terms of conversion notices received, the Company issued 53,316,230 common shares for convertible debt in the aggregate sum of $2,503,982, realizing a loss thereon of $313,198.

(e)	Warrants exercised

On September 17, 2020 and December 9, 2020, warrants were exercised for 2,268,169 and 1,176,470 shares, respectively at an exercise price of $0.03 per share for gross proceeds of $103,339.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

15.	STOCK OPTIONS

During the six months ended February 28, 2021 the share-based compensation expense of $399,264 relates to the vesting of options granted during the current and prior fiscal year.

Stock option transactions under the stock option plan were:

	Six months ended February 28, 2021			Year ended August 31, 2020
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,470,000	CAD$	0.63	9,808,333	CAD$	1.20
Options granted	-			5,220,000		0.10
Options forfeited	(2,220,000)	CAD$	0.11	(5,558,333)	CAD$	1.14
Balance, end of period	7,250,000	CAD$	0.71	9,470,000	CAD$	0.63

Stock options outstanding and exercisable as at February 28, 2021 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
February 20, 2021	CAD$	0.110	-	2,220,000
August 7, 2025	CAD$	0.085	3,000,000	-
November 30, 2027	CAD$	2.270	950,000	950,000
June 5, 2028	CAD$	1.000	3,300,000	2,475,000
			7,250,000	5,645,000
Weighted average remaining contractual life			6.0 years	4.8 years

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

16.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at February 28, 2021 are:

Expiry Date	Exercise Price		Warrants Outstanding
Mar 29, 2021	US$	0.465	1,481,481
April 8, 2021	CAD$	4.73	57,756
May 22, 2021	US$	0.91	6,000,000
May 22, 2021	US$	0.30	1,133,333
May 22, 2021	US$	1.50	65,759
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
July 21, 2021	US$	0.0412	2,666,666
August 7, 2021	US$	0.0412	3,033,980
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
September 20, 2021	US$	0.23	1,111,111
September 30, 2021	US$	0.23	2,777,777
December 30, 2021	US$	0.055	4,545,454
November 26, 2023	US$	0.17	1,683,230
December 4, 2023	US$	0.17	2,286,720
March 30, 2024	US$	0.08	392,500
March 30, 2024	US$	0.15	4,906,250
January 25, 2025	US$	0.14	151,785
			40,726,567
Weighted average remaining contractual life			1.02 years
Weighted average exercise price	USD$	0.26

Warrants exercisable for 5,476,311 common shares at exercise prices ranging from $0.14 and $1.50 per share expired during the six months ended February 28, 2021.

On September 17, 2020 and December 9, 2020, warrants for 2,268,169 and 1,176,470 shares were exercised at an exercise price of $0.03 per share for gross proceeds of $103,339.

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

	Six months ended February 28, 2021
Share price	CAD$	0.075
Exercise price	US$	0.055
Expected share price volatility		147.2%
Risk-free interest rate		0.21%
Expected term		1.27

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

For the six months ended February 28, 2021 and 2020, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Six months ended February 28, 2021	Six months ended February 29, 2020

Share purchase options	7,250,000	9,808,333
Share purchase warrants	40,726,567	47,709,138
Convertible securities	116,995,941	36,590,875
	164,972,508	94,108,346

18.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Key management personnel and director compensation

At February 28, 2021, $875,930 was due to members of key management and directors for unpaid salaries, expenses and directors’ fees (August 31, 2020 – $547,660).

(b)	Transactions with directors and officers

During the six months ended February 28, 2021, the Company granted 1,000,000 restricted shares and five year options exercisable for 3,000,000 shares at an exercise price of $0.085 were granted as compensation to our Chief operating Officer.

On October 31, 2019 and March 11, 2020, a director advanced the Company $50,000 and $25,000, respectively as a short-term loan. The loan is interest free and is expected to be repaid within twelve months. The total loan outstanding as of February 28, 2021 was $125,000.

(c)	Due to/from director

As of February 28, 2021 and August 31, 2020, the Company owed the chairman of the Board and the various companies controlled by him $532,892 and $395,647 respectively, in funds advanced to the Company for working capital purposes, in addition, the Company owes the chairman of the board $280,000, and $160,000 respectively, in unpaid salaries.

As of February 28, 2010 and August 31, 2020, the Company owed a director $125,000 and $125,000, respectively in working capital advances to the Company. The advance is interest free with no fixed terms of repayment.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

19.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Three months ended February 28, 2021	Three months ended February 29, 2020	Six months ended February 28, 2021	Six months ended February 29, 2020

Interest expense on borrowings	$305,457	$148,632	$593,096	$291,940
Amortization of debt discount	438,144	319,277	771,892	672,372
Other	-	11,639	-	24,530
	$743,601	$479,548	$1,364,988	$988,842

20.	OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	Three months ended February 28, 2021	Three months ended February 29, 2020	Six months ended February 28, 2021	Six months ended February 29, 2020

Loss (gain) on settlement of liabilities	$(86,207)	$(265,360)	$48,283	$(427,907)
Loss (gain) on conversion of convertible debt	232,535	-	313,196	(231,862)
Loss on debt extinguishment	-	-	330,256	-
Interest income	(935)	(25,318)	(1,883)	(47,589)
	$145,393	$(290,678)	$689,852	$(707,358)

21.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the six months ended February 28, 2021 and 2020, oil extraction and processing operations and mining operations. The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the six months ended February 28, 2021 and 2020. Other information about reportable segments are:

	February 28, 2021
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$4,778	$-	$4,778
Reportable segment assets	45,554	33,240	78,794
Reportable segment liabilities	$18,076	$150	$18,226

	February 29, 2020
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$2,116	$610	$2,726
Reportable segment assets	41,123	34,025	75,148
Reportable segment liabilities	$17,636	$1,000	$18,636

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

21.	SEGMENT INFORMATION (continued)

	February 28, 2021
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenue from license fees	$2,000	$-	$2,000
Revenues from hydrocarbon sales	-	-	-
Other production and maintenance costs	(365)	-	(365)
Gross Profit	1,635	-	1,635
Operating Expenses
Depreciation, depletion and amortization	23	-	23
Selling, general and administrative expenses	1,751	-	1,751
Investor relations	40	-	40
Professional fees	578	-	578
Salaries and wages	178	-	178
Share-based compensation	458	-	458
Travel and promotional expenses	114	-	114
Other	383	-	383

Financing costs	1,365	-	1,365
Other expense (income)	689	-	689
Gain on settlement of liabilities	48	-	48
Loss on conversion of convertible debt	313	-	313
Loss on debt extinguishment	330	-	330
	(2		(2)
Derivative liability movements	(749)	-	(749)

Net loss	$1,444	$-	$1,444

	February 29, 2020
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$110	$59	$169
Other production and maintenance costs	1,406	-	1,406
Advance royalty payments	-	204	204
Gross Loss	(1,296)	(145)	(1,441)
Expenses
Depreciation, depletion and amortization	86	-	86
Selling, general and administrative expenses	3,924	3	3,927
Investor relations	41	-	41
Professional fees	1,572	1	1,573
Salaries and wages	495	-	495
Share-based compensation	407	-	407
Travel and promotional expenses	632	-	632
Other	777	2	779

Financing costs, net	989	-	989
Other income	(707)	-	(707)
Loss on settlement of liabilities	(428)		(428)
Loss on settlement of convertible debt	(232)	-	(232)
Interest income	(47)	-	(47)
Derivative liability movements	659	-	659
Net loss	$6,247	$148	$6,395

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

Expressed in US dollars

22.	COMMITMENTS

The company has commitments under equipment financing arrangements entered into in prior periods, see Note 7, above.

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	February 28, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$177,540	$193,680
1 to 2 years	-	80,700
2 to 3 years	-	-
	177,540	274,380

The amount of future minimum lease payments under operating leases is as follows:

	February 28, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$61,987	$61,070
1 to 2 years	63,846	62,903
2 to 3 years	65,762	64,790
3 to 4 years	33,367	66,734
	224,962	255,497

23.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

On March 5, 2021, a lender irrevocably elected to convert $400,000 of principal under its amended convertible debenture for 9,708,738 common shares.

On March 17, 2021, pursuant to a Debt Conversion Agreement dated as of that date, Petroteq issued:

(a)	581,026 common shares (the “Interest Conversion Shares”) at a deemed issue price of $0.39 per Interest Conversion Share, upon conversion of interest under certain convertible debentures that were originally scheduled to mature on October 19, 2020 and December 17, 2020, respectively, and;

(b)	500,000 common share purchase warrants exercisable for $0.0475 per share until October 19, 2021, as consideration for the amendment of the debenture originally due on October 19, 2020 and now extended to October 19, 2021; and

(c)	500,000 common share purchase warrants exercisable for $0.0475 per share until December 17, 2021, as consideration for the amendment of the debenture originally due on December 17, 2020 and now extended to December 17, 2021.

The company has received irrevocable subscription agreements for an aggregate of 2,666,665 common shares of at a price of $0.06 per share from certain investor. The subscriptions include a $70,000 subscription from Mr. Alex Blyumkin, an officer and director of Petroteq, for 1,666,666 common shares. These subscriptions remain subject to approval of the Company’s board of directors as well as the approval of the Exchange.

In addition, the Company announced that it has reached an agreement to amend a previously issued $2,400,000 principal amount secured convertible debenture with an arm’s length lender that bears interest at 5.0% per annum and that matured on February 20, 2021. The Debenture had an original maturity of October 15, 2019 but was extended to February 20, 2021 pursuant to an amending agreement dated August 20, 2020. The Company and the Lender have agreed to (i) settle all accrued and unpaid interest and penalties under the Debenture to March 26, 2020, in the aggregate principal amount of $1,227,066.43, for 26,334,246 common shares of the Company, (ii) settle $600,000 of the original principal amount of the Debenture for 15,000,000 common shares of the Company, at a deemed price of $0.04 per share, and (iii) amend the Debenture (which will have a principal amount outstanding of $1,400,000) by (a) extending the maturity date to September 30, 2021, and (b) amending the conversion price from $0.40 to $0.048.

The foregoing transactions are subject to negotiation and execution of definitive agreements, approval of the directors of the Company and regulatory approval from the Exchange.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 28, 2021 and February 29, 2020

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended February 28, 2021	Three months ended February 29, 2020	Six months ended February 28, 2021	Six months ended February 29, 2020

Advanced royalty payments	$-	$40	$-	$100
Deposits paid on mineral rights	-	50	-	610
Construction of oil extraction plant	605	223	4,778	2,116
	$605	$313	$4,778	$2,826

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended February 28, 2021	Three months ended February 29, 2020	Six months ended February 28, 2021	Six months ended February 29, 2020

Advanced royalty payments applied or expired	-	112	-	204
Production and maintenance costs	19	728	365	1,406
	$19	$840	$365	$1,610

Proven reserves

The Company does not have any proven hydrocarbon reserves as of February 28, 2021and August 31, 2020.

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

The Company expects that Greenfield will also be in a position to restart mining and ore handling operations in the near term. All site personnel completed mandatory Mine Safety and Health Administration (MSHA) training in late November 2020, and rental equipment needed for ore crushing and handling has arrived on site. Valkor has completed its evaluation of recently received mining quotations and has selected a mining contractor. The mining contract has been executed and the mining contractor has already begun mobilizing equipment to site. After initial work to prepare the site, it is expected that mining of oil sands ore will begin in the fourth quarter of the 2021 fiscal year.

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

Results of Operations for the three months ended February 28, 2021 and the three months ended February 28, 2020

Net Revenue, Cost of Sales and Gross Loss

There has been no sale of hydrocarbon products during the three months ended February 28, 2021 and minimal sales of $68,509 during the three months ended February 29, 2020. Revenue generation during the quarter ended February 29, 2020 of $68,509 represents the sale of hydrocarbon products to refineries of $31,731 and sales of asphalt to the State of Utah amounting to $36,778.

The cost of sales during the three months ended February 28, 2021 are minimal. The cost of sales during the three months ended February 29, 2020 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses were $1,015,029 and $2,440,847 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $1,425,818 or 58.4%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $11,522 and $11,522 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $0 or 0.0%.

Selling, general and administrative expenses

Selling, general and administrative expenses was $706,427 and $1,545,023 for the three months ended February 28,2021 and February 29, 2020, respectively, a decrease of $838,596 or 54.3%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $178,918 and $546,400 for the three months ended February 28, 2021 and February 28, 2020, respectively, a decrease of $367,482 or 67.3%. The decrease is in line with expectations as the Company has outsourced its plant management, and operations have not begun as yet..

b.	Travel and promotional fees was $30,845 and $60,881 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $30,036, the decrease is due to a concerted effort to reduce both promotional and travel expenses prior to operations commencing.

c.	Salaries and wages was $90,155 and $295,165 for the three months ended February 28, 2021 and February 29, 2020, a decrease of $205,010 or 69.5%. The decrease is in line with expectations as the mining site has been outsourced to a third party operator.

d.	Stock based compensation was $258,511 and $229,059 for the three months ended February 28, 2021 and February 29, 2020, an increase of $29,452, primarily due to the vesting of certain options issued in the prior period and the 1,000,000 restricted shares issued to our COO.

e.	General and administrative expenses was $147,998 and $413,518 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $265,520 or 64.2%. The overall decrease is primarily due to conserve cash resources prior to the commencement of operations.

Financing costs

Financing costs was $743,601 and $479,548 for the three months ended February 28, 2021 and February 29, 2020, respectively, an increase of $264,053 or 55.1%. Financing costs includes; (i) interest expense of $305,457 and $148,632 for the three months ended February 28, 2021 and February 29, 2020, respectively, an increase of $156,825, is attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $438,144 and $319,277 for the three months ended February 28, 2021 and February 29, 2020, respectively, an increase of $118,867 primarily due to new debt issued during the current fiscal period with beneficial conversion features and warrants issued to the investors; and (iii) other finance related expense of $0 and $11,639 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Mark to market of derivative liability

The mark to market of the derivative liability was $(591,914) and $695,432 the three months ended February 28, 2021 and February 29, 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of February 28, 2021, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Other expenses (income), net

Other expenses (income) is made up of the following:

●	Gain on settlement of liabilities

Gain on settlement of liabilities was $86,207 and $265,360 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $179,153. Several trade liabilities were settled during the current period and the prior period at a premium to current market prices.

●	Loss on settlement of convertible debt

Loss on settlement of convertible debt was $232,535 and $0 for the three months ended February 28, 2021 and February 29, 2020, respectively, an increase of $232,535. Several conversions of convertible notes were exercised during the current period.

●	Interest income

Interest income was $935 and $25,318 for the three months ended February 28, 2021 and February 29, 2020, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss and comprehensive loss

Net loss and comprehensive loss was $1,034,308 and $3,212,238 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $2,177,930 or 67.8%. The decrease is primarily due to the reduction in expenses, as discussed above.

Results of Operations for the six months ended February 28, 2021 and the six months ended February 29, 2020

Net Revenue, Cost of Sales and Gross Loss

During the current period, the Company entered into a Technology License Agreement with Valkor whereby Valkor paid $2,000,000 for a non-exclusive license to the Oil Sands Recovery Technology, the Company has no obligation to delivery any technology or know-how on an ongoing basis to Valkor, therefore the revenue is recognizable immediately.

There has been no sale of hydrocarbon products during the three months ended February 28, 2021 and minimal sales of $169,041 during the six months ended February 29, 2020. Revenue generation during the six months ended February 29, 2020 of $169,041 represents the sale of hydrocarbon products to refineries of $73,541 and sales of asphalt to the State of Utah amounting to $95,500.

The cost of sales during the six months ended February 28, 2021 consists of fees charged to Petroteq by Valkor for plant operations recovery expenses. The cost of sales during the six months ended February 29, 2020 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure. During the current period, production related costs have been expensed as the plant expansion has been completed and we expect to generate commercial production when the oil markets stabilize.

Expenses

Expenses were $3,080,257 and $4,954,316 for the six months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $1,874,059 or 37.8%. The decrease in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $23,045 and $85,842 for the six months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $62,797 or 73.2%. The decrease is primarily due to the accelerated amortization of leasehold improvements in the prior year, which were incurred at premises previously occupied by the Company, prior to relocating to the current corporate office in Sherman Oaks, California.

Selling, general and administrative expenses

Selling, general and administrative expenses was $1,751,284 and $3,927,105 for the six months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $2,175,821or 55.4%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $578,047 and $1,573,165 for the six months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $995,118. The decrease is primarily due to lower consulting expenses incurred on strategy and marketing efforts as we focused all of our attention on increasing our production capacity and readying the plant for commercial production.

b.	Travel and promotional fees was $114,309 and $632,373 for the six months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $518,064, the decrease is due to a reduction in investor relations and public relations expenses due to a concerted effort to conserve cash. In addition, travel related expenditure decreased over the prior fiscal period due to our management concentrating resources on completion of the plant for commercial production during the current fiscal period.

c.	Salaries and wages was $178,091 and $494,670 for the six months ended February 28, 2021 and February 29, 2020, a decrease of $316,579 or 64.0%. The decrease is due to outsourcing of the operating site to a third party during the prior year.

d.	Stock based compensation was $458,143 and $407,216 for the six months ended February 28, 2021 and February 29, 2020, an increase of $50,927, primarily due to the vesting of certain options issued in the prior period and the 1,000,000 restricted shares granted to our COO.

e.	General and administrative expenses were $422,695 and $819,681 for the six months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $396,986 or 48.4%. The overall decrease was due to a concerted effort to reduce operating expenses prior to the commencement of operations in Utah.

Financing costs

Financing costs was $1,364,988 and $988,842 for the six months ended February 28, 2021 and February 29, 2020, respectively, an increase of $376,146 or 38.0%. Financing costs includes; (i) interest expense of $593,096 and $291,940 for the six months ended February 28, 2021 and February 29, 2020, respectively, an increase of $301,156, is attributable to the increase in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $771,892 and $672,372 for the six months ended February 28, 2021 and February 29, 2020, respectively, an increase of $99,520, primarily due to new debt issued during the current fiscal period with beneficial conversion features and warrants issued to the investors; and (iii) other finance related expense of $0 and $24,530 for the six months ended February 28, 2021 and February 29, 2020, respectively.

Mark to market of derivative liability

The mark to market of the derivative liability was $(748,912) and $659,885 for the six months ended February 28, 2021 and February 29, 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability outstanding as of February 28, 2021, which depends on our current share price, risk free interest rates and the volatility of our common share price.

Other expenses (income), net

Other expenses (income) is made up of the following:

●	Loss (gain) on settlement of liabilities

Loss on settlement of liabilities was $48,283 and gain on settlement of liabilities was $(427,907) for the six months ended February 28, 2021 and February 29, 2020, respectively, an increase in loss of $476,190. Several trade liabilities were settled during the current period at a discount to current market prices.

●	Loss (gain) on settlement of convertible debt

Loss on settlement of convertible debt of $313,196 and gain on settlement of convertible debt of $(231,862) for the six months ended February 28, 2021 and February 29, 2020, respectively, an increase of $545,058. Convertible debt was settled at a discount to current market prices during the current period and at a premium to current market prices during the prior period.

●	Interest income

Interest income was $1,883 and $47,589 for the six months ended February 28, 2021 and February 29, 2020, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss and comprehensive loss

Net loss and comprehensive loss was $1,444,822 and $6,394,908 for the six months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $4,950,086 or 77.4% as discussed above.

Liquidity and Capital Resources

As at February 28 2021, we had cash of approximately $162,016. We also had a working capital deficiency of approximately $10,893,325, due primarily to accounts payable, short term debt, convertible debentures and accrued interest thereon which remain outstanding as of February 28, 2021. During the six months ended February 28, 2021, we raised $546,923 in private placements, and a further $1,219,500 in convertible debt, which was offset by the repayment of convertible debt in the aggregate amount of $100,000. We also received federal relief funds of $267,716 during the period to offset the effect that Covid-19 has had on the business. These funds were primarily used on to fund the expansion of the plant, the acquisition of mineral rights, the investment in notes receivable and for working capital purposes.

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

We also intend to construct two new oil extraction facilities and expand the existing facility. Each facility is estimated to cost $10,000,000 each.

Other Commitments

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at February 28, 2021, include:

Contractual Obligations	Total ($ millions)	Up to 1 Year ($ millions)	2 - 5 Years ($ millions)	After 5 Years ($ millions)
Convertible Debt[1]	10.9	9.3	1.6	-
Promissory notes	0.1	0.1	-	-
Debt[2]	0.7	0.7	-	-
Total Contractual Obligations	11.7	10.1	1.6	-

[1]	Amount includes estimated interest payments. The recorded amount as at February 28, 2021 was approximately $9.7 million.

[2]	Amount includes estimated interest payments. The recorded amount as at February 28, 2021 was approximately $0.6 million.

The Company has various commitments including those disclosed under Commitments in note 22 to the financial statements, in addition the Company has commitments to repay convertible notes, promissory notes and debt as fully disclosed in notes 9,10 and 11 to the financial statements.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

At February 28, 2021, August 31, 2020 and August 31, 2019, we had an accumulated deficit of $(92,109,171), $(90,664,349) and $(81,467,953), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($1,444,822) for the six months ended February 28, 2021 and $(12,379,067) and $(15,787,886) as of the years ended August 31, 2020 and August 31, 2019, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

As of February 28, 2021, we had issued and outstanding notes in the principal amount of $586,733 and convertible notes in the principal amount of $9,732,631 to certain private investors which have already matured or mature between March 2021 and December, 2023, and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

There is substantial doubt about our ability to continue as a going concern.

At February 28, 2021, we had not yet achieved profitable operations, had accumulated losses of ($92,109,171) since our inception and a working capital deficit of ($10,893,325), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2020 and 2019 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We currently have share purchase warrants to purchase 40,726,567 common shares outstanding at exercise prices ranging from US$0.08 to CAD$4.73 and options to purchase 7,250,000 common shares with a weighted average exercise price of CDN $0.71 and notes convertible into 116,995,941 common shares based on conversion prices ranging from $0.0355 to $0.40 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

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

None

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

Date: April 20, 2021

