Form 10-Q/A
period 2021-02-28
PETROTEQ ENERGY INC.
filed 2021-04-21
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended February 28, 2021, is to furnish Exhibit 101 to the Form 10-Q which provides certain items from our Form 10-Q formatted in eXtensible Business Reporting Language (commonly referred to as “XBRL”).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect subsequent events occurring after the original date of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

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

2