Form 10-Q/A
period 2019-05-31
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

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

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

Petroteq Energy Inc. (“Petroteq” or the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend the Company’s quarterly report on Form 10-Q for the period ended May 31, 2019 (the “Original Filing”), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on October 7, 2019. This Amendment restates the Company’s previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and nine months ended May 31, 2019 and 2018.

Background of Restatement

On July 16, 2021, the independent members of the Audit Committee (with Mr. Alex Blyumkin abstaining, the “Audit Committee”) of the Board of Directors of the Company, after discussion with the Company’s Chief Financial Officer, concluded that:

1.	the Company’s previously-issued financial statements (the “Periodic Financial Statements”) contained in the following periodic reports should no longer be relied upon:

(a)	the Company’s annual reports (each, an “Annual Report”) on Form 10-K for the financial years ended August 31, 2019 and August 31, 2020, originally filed on December 16, 2019 and December 15, 2020, respectively;

(b)	Amendment No. 1 to the Annual Report for the financial year ended August 31, 2020, originally filed on December 28, 2020; and

(c)	the Company’s quarterly reports on Form 10-Q for the periods ended May 31, 2019, November 30, 2019, February 29, 2020, May 31, 2020, November 30, 2020 and February 28, 2021, originally filed on October 7, 2019, January 21, 2020, June 3, 2020, July 20, 2020, January 19, 2021 and April 20, 2021; and

(d)	Amendments to the quarterly reports for the periods ended February 29, 2020, and February 28, 2021, originally filed on June 8, 2020 and April 21, 2021.

2.	the Company’s previously-issued unaudited condensed consolidated financial statements for the three and six months ended February 28, 2019 and 2018 (together with the Periodic Financial Statements, the “Financial Statements”) contained in the original Filing should no longer be relied on.

The Board of Directors has concurred with the conclusions of the Audit Committee.

The Company had issued a secured promissory note dated December 27, 2018 (the “Note”) payable to Redline Capital Management S.A. (“Redline”) in the principal amount of $6,000,000, maturing 24 months following its date of issue, and bearing interest at the rate of 10% per annum based on a 360-day year. The Company’s obligations under the Note are purportedly secured by collateral consisting of the Company’s right, title and interest in certain federal oil and gas leases (the “Oil and Gas Leases”) relating to the Company’s Asphalt Ridge Project, pursuant to a security agreement between the parties dated December 27, 2018 (the “Security Agreement”).

The Note had been issued pursuant to the terms of a settlement agreement between the parties dated December 27, 2018 (the “Settlement Agreement”) which purported to settle certain claims asserted by Redline against the Company. Shortly following the Settlement Agreement, in early 2019, Mr. Blyumkin, who was then the Company’s Executive Chairman, had indicated he undertook an internal review of the claims made by Redline and concluded that the Settlement Agreement, the Note and the Security Agreement are void and unenforceable, and that they did not have to be disclosed to the Board of Directors or to the Company’s Chief Financial Officer. Mr. Blyumkin has indicated he verbally advised Redline that the Company now considered the Settlement Agreement, and therefore the Note and the Security Agreement, to be void and unenforceable. However, no action was taken to document this position. Since maturity of the Note, on December 27, 2020, Redline has not filed any legal action to enforce payment of the Note.

In response to a request from Staff at the Securities and Exchange Commission, Mr. Blyumkin determined that it was appropriate to raise the Settlement Agreement, the Note and the Security Agreement for consideration by the Company’s Chief Financial Officer and the Audit Committee, and, in particular, to review his conclusion that they did not have to be disclosed in the Financial Statements. The Audit Committee has determined that, notwithstanding the results of the internal review of Redline’s claims undertaken by Mr. Blyumkin in early 2019, the Settlement Agreement, the Note and the Security Agreement should have been disclosed, and that the obligations referenced in the Note should have been disclosed in the Financial Statements regardless of the Company’s position of their validity and enforceability.

Special legal counsel was subsequently engaged by the Company to undertake a review of the Settlement Agreement, the Note and the Security Agreement with the view to determining whether they are enforceable (and, in particular, whether the Security Agreement has properly charged the Company’s right, title and interest in the Oil and Gas Leases as personal property, and whether any security interests purportedly granted pursuant to the Security Agreement have been perfected under applicable law), and whether the related liability should be classified as an actual or contingent liability. Based on the advice of such legal counsel, the Company has determined that the liability purportedly represented by the Note should be classified as a contingent liability.

Disclosure Controls and Procedures Considerations

As disclosed in the Original Filing, we do not yet have effective disclosure controls and procedures. Management has concluded that, due to a lack of segregation of duties, the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, as disclosed in our Annual Reports, we do not yet have effective internal controls over all aspects of our financial reporting, and we have identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As such, our internal controls over financial reporting were not designed or operating effectively.

In connection with the restatement, management has re-evaluated the effectiveness of Petroteq’s disclosure controls and procedures as of May 31, 2019. As a result of that assessment, management has concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2019, due to the factors described in the Original Filing.

Items Amended

Each of the following items are amended and restated in their entirety in this Amendment: (i) Part I, Item 1. - Financial Statements; (ii) Part I, - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 1, - Legal Proceedings; and Part II, Item 1A. - Risk Factors is amended to add certain additional risks factors associated with the addition of the obligations referenced in the Note as a contingent liability.

Except for the foregoing amended and/or restated information required to reflect the effects of the restatement of the financial statements as described above, and applicable cross-references within this Amendment, this Amendment does not amend, update, or change any other items or disclosures contained in the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Accordingly, forward looking statements included in this Amendment represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the Original Filing date.

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

PETROTEQ ENERGY INC.

FORM 10-Q

i

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

On December 3, 2018, the Company issued 145,788 shares of common stock to a private investor in settlement of the remaining portion of their convertible debt of $56,500 including interest thereon of $13,479 (see Note 13(a)).

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018

Expressed in US dollars

21.	SEGMENT INFORMATION (continued)

Segment operating results are as follows:

	May 31, 2018
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

External Revenues	$-	$-	$-
Cost of Goods Sold	29	205	234
Gross Loss	(29)	(205)	(234)
Operating Expenses
General and administrative	401	11	412
Travel and promotion	2,087	-	2,087
Professional fees	1,576	-	1,576
Legal fees	140	-	140
Salaries and wages	639	-	639
Share-based compensation	2,523	-	2,523
Gain on settlement of liabilities	(216)	-	(216)
Interest expense	323	-	323
Other income	(51)	-	(51)
Equity income from investment in Accord Energy	-	-	-
Depreciation and amortization	890	-	890
Net loss	$8,341	$216	$8,557

22.	COMMITMENTS AND CONTINGENCIES

The Company has entered into two office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

2019	$33,615
2020	124,440
2021	101,220
2022	78,000
2023	$65,000

For the nine months ended May 2019, the Company made $51,883 (2018 - $nil) in office lease payments.

Legal Matters

On December 27, 2018, the Company executed and delivered: (i) a Settlement Agreement (the “Settlement Agreement”) with Redline Capital Management S.A. (“Redline”) and Momentum Asset Partners II, LLC; (ii) a secured promissory note payable to Redline in the principal amount of $6,000,000 (the “Note”) with a maturity date of 27 December 2020, bearing interest at 10% per annum; and (iii) a Security Agreement (together with the Settlement Agreement and the Note, the “Redline Agreements”) among the Company, Redline, and TMC Capital, LLC (“TMC”), an indirect wholly-owned subsidiary of the Company.

After undertaking an in-depth analysis of the Redline Agreements in the context of the underlying transactions and events, special legal counsel to the Company has opined that the Redline Agreements are likely void and unenforceable.

The Company’s special legal counsel regards the possibility of Redline’s success in pursuing any claims against the Company or TMC under the Redline Agreements as less than reasonably possible and therefore no provision has been raised against these claims.

The Company is currently evaluating the options and remedies that are available to it to ensure that the Redline Agreements are declared as void or are rescinded and extinguished.

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

Other Commitments and Contingencies

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

Legal Matters

On December 27, 2018, the Company executed and delivered: (i) a Settlement Agreement (the “Settlement Agreement”) with Redline Capital Management S.A. (“Redline”) and Momentum Asset Partners II, LLC; (ii) a secured promissory note payable to Redline in the principal amount of $6,000,000 (the “Note”) with a maturity date of 27 December 2020, bearing interest at 10% per annum; and (iii) a Security Agreement (together with the Settlement Agreement and the Note, the “Redline Agreements”) among the Company, Redline, and TMC Capital, LLC (“TMC”), an indirect wholly-owned subsidiary of the Company.

After undertaking an in-depth analysis of the Redline Agreements in the context of the underlying transactions and events, special legal counsel to the Company has opined that the Redline Agreements are likely void and unenforceable.

The Company’s special legal counsel regards the possibility of Redline’s success in pursuing any claims against the Company or TMC under the Redline Agreements as less than reasonably possible and therefore no provision has been raised against these claims.

The Company is currently evaluating the options and remedies that are available to it to ensure that the Redline Agreements are declared as void or are rescinded and extinguished.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Matters

On December 27, 2018, the Company executed and delivered: (i) a Settlement Agreement (the “Settlement Agreement”) with Redline Capital Management S.A. (“Redline”) and Momentum Asset Partners II, LLC; (ii) a secured promissory note payable to Redline in the principal amount of $6,000,000 (the “Note”) with a maturity date of 27 December 2020, bearing interest at 10% per annum; and (iii) a Security Agreement (together with the Settlement Agreement and the Note, the “Redline Agreements”) among the Company, Redline, and TMC Capital, LLC (“TMC”), an indirect wholly-owned subsidiary of the Company.

After undertaking an in-depth analysis of the Redline Agreements in the context of the underlying transactions and events, special legal counsel to the Company has opined that the Redline Agreements are likely void and unenforceable.

The Company’s special legal counsel regards the possibility of Redline’s success in pursuing any claims against the Company or TMC under the Redline Agreements as less than reasonably possible and therefore no provision has been raised against these claims.

The Company is currently evaluating the options and remedies that are available to it to ensure that the Redline Agreements are declared as void or are rescinded and extinguished.

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

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on our Company.

As discussed in the Explanatory Note, we have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and nine months ended May 31, 2019 and 2018, and included them in this Amendment. As of the date of this Amendment, we have not yet completed the restatements of our other Periodic Financial Statements identified in the Explanatory Note. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

The restatement of our financial statements may in the future lead to, among other things, future stockholder litigation, loss of investor confidence, negative impacts on our stock price and certain other risks.

There can be no assurance that litigation against the Company and/or its management or Board of Directors might not be threatened or brought in connection with matters related to our restatements. As a result of the circumstances giving rise to the restatements, we have become subject to certain additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatements, potential stockholder litigation, government investigations, and potential claims by Redline Capital Management S.A. as described under Part II, Item 1. - Legal Proceedings and elsewhere in this Amendment. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of R. Gerald Bailey, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of R. Gerald Bailey, Interim Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.	INS XBRL Instance Document (1)(1)
101.	SCH XBRL Taxonomy Extension Schema Document (1)
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document (1)
101.	LAB XBRL Taxonomy Extension Label Linkbase Document (1)
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Petroteq Energy Inc.

/s/ R.G. Bailey
R. Gerald Bailey
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Korb
Mark Korb
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 19, 2021