Form 10-K/A
period 2019-08-31
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

Petroteq Energy Inc. (“Petroteq” or the “Company”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend the Company’s annual report on Form 10-K for the year ended August 31, 2019 (the “Original Filing”), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on December 16, 2019. This Amendment restates the Company’s previously issued audited consolidated financial statements and related note disclosures as of and for the years ended August 31, 2019 and 2018.

Background of Restatement

On July 16, 2021, the independent members of the Audit Committee (with Mr. Alex Blyumkin abstaining, the “Audit Committee”) of the Board of Directors of the Company, after discussion with the Company’s Chief Financial Officer, concluded that:

1.	the Company’s previously-issued financial statements (the “Periodic Financial Statements”) contained in the following periodic reports should no longer be relied upon:

(a)	the Original Filing and the Company’s annual report (together with the Original Filing, the “Annual Reports”) on Form 10-K for the financial year ended August 31, 2020, originally filed on December 15, 2020;

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

i

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

Internal Control Considerations

As disclosed in the Original Filing, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting, and we have identified material weaknesses in our internal control over financial reporting. Management has concluded that, due to a lack of segregation of duties, the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, we do not yet have effective internal controls over all aspects of our financial reporting, and we have identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include insufficient number of staff to maintain optimal segregation of duties and levels of oversight. As such, our internal controls over financial reporting were not designed or operating effectively.

In connection with the restatement, management has re-evaluated the effectiveness of Petroteq’s disclosure controls and procedures, and internal controls over financial reporting as of August 31, 2019. As a result of that assessment, management has concluded that the Company’s disclosure controls and procedures, and internal controls over financial reporting, were not effective as of August 31, 2019, due to the factors described in the Original Filing.

Items Amended

Each of the following items are amended and restated in their entirety in this Amendment: (i) Part I, Item 1A. - Risk Factors is amended to add certain additional risks factors associated with the addition of the obligations referenced in the Note as a contingent liability; (ii) Part I, - Item 3. Legal Proceedings; Part II, Item 7, - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 8. – Financial Statements and Supplementary Data.

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

FORM 10-K

v

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

As discussed in the Explanatory Note, we have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued audited consolidated financial statements and related note disclosures as of and for the years ended August 31, 2019 and 2018, and included them in this Amendment. As of the date of this Amendment, we have not yet completed the restatement of our previously issued audited consolidated financial statements and related note disclosures as of and for the years ended August 31, 2020 and 2019 or the quarterly reports on form 10-Q for the periods ended November 30, 2019, February 29, 2020, May 31, 2020, November 30, 2020 and February 28, 2021. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

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

Other Commitments and Contingencies

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at August 31, 2019, include:

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2019 and 2018

Expressed in US dollars

26.	COMMITMENTS AND CONTINGENCIES

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

Base Salary

While there is no official set of benchmarks that we rely on and there is not a defined list of issuers that we use as a benchmark, we make ourselves aware of, and are cognizant of, how comparable issuers in our business compensate their executives. Our peer group in connection with salary compensation consists of a sampling of other oil sands technology companies both private and public. The Executive Chairman and Chief Executive Officer review and update our directors on the peer group and other informal channels and compares the salaries offered by us against those of the peer group generally to ensure our salary compensation is within the range of expected annual base salary for the group.

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

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of August 31, 2019 and 2018

3.	Consolidated Statements of Loss and Comprehensive Loss for the years ended August 31, 2019 and 2018

4.	Consolidated Statements of changes in Shareholders’ Equity for the years ended August 31, 2019 and 2018

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2019 and 2018

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	The following exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibits:

Exhibit No.	Title of Document

3.1	Articles of Amalgamation filed December 12, 2012 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.2	Bylaws (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.3	Articles of Amendment filed May 5, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.1	Specimen of Stock Certificate evidencing the Common Shares (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.2	Convertible Debenture between MCW Energy Group Limited and Aleksandr Blyumkin dated April 9, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.3	Secured Convertible Note Due May 5, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.4	Secured Convertible Note Due May 20, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.5	Secured Convertible Note Due June 15, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)

4.6	Secured Convertible Note Due October 8, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.7#	2018 Stock Option Plan (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.1	Technology Transfer Agreement, between MCW Energy Group Limited and Vladimir Podlipskiy, effective as of November 7, 2011 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.2	Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated July 1, 2013 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.3	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.4	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.5	Loan Agreement between Atlands Overseas Corp. and MCW Energy CA, Inc. dated February 9, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.6	Amendment No. 1 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 21, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.7	First Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of October 1, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.8	Securities Purchase Agreement between MCW Energy Group and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.9	Amendment No. 2 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated February 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.10	Reinstatement of and Second Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of March 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.11	Securities Purchase Agreement between MCW Energy CA, Inc. and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.12	Amendment No. 3 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 26, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.13	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.14	Debt Conversion Agreement between Petroteq Energy Inc. and Palmira Associates, Inc. dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.15	Debt Conversion Agreement between Petroteq Energy Inc. and Express Consulting, LLC dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.16	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.17	Form of Director and Officer Indemnification Agreement (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019#

10.18	Office Lease, between Camp Granada LLC, as Lessor, and PetroBloq LLC, as Leasee, dated January 17, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.19	Third Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of February 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.20#	Employment Agreement between the Company and David Sealock dated as of March 15, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.21	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated August 3, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.22	Distributed Ledger Technology Services Agreement between Petroteq Energy, Inc. and First Bitcoin Capital Corp. dated November 3, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.23	Fourth Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated November 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.24	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53806 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.25	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53807 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.26	Statement of Work dated June 5, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.27	Statement of Work dated September 24, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.28	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.29	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.30	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity Inc. (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.31	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on June 24, 2019)
10.32	Fifth Amendment To Mining And Mineral Lease Agreement Between Asphalt Ridge, Inc. (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on July 5, 2019)
21.1	Subsidiaries of the Registrant (Incorporated by reference to the Annual Report on Form 10-K for the year ended August 31, 2019, filed with the Securities and Exchange Commission on December 16, 2019)
31.1	Certification of Gerald Bailey, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification of Gerald Bailey, Interim Chief Executive Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PETROTEQ ENERGY INC.

Signature	Title	Date

/s/ R.G. Bailey	Interim Chief Executive Officer	August 19, 2021
R. Gerald Bailey	(Principal Executive Officer)

/s/ Mark Korb	Chief Financial Officer	August 19, 2021
Mark Korb	(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Gerald Bailey and Mark Korb, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 19, 2021	By:	/s/ R.G. Bailey
R. Gerald Bailey
Chairman and Interim Chief Executive Officer

Date: August 19, 2021	By:	/s/ James Fuller
James Fuller
Director

Date: August 19, 2021	By:	/s/ Robert Dennewald
Robert Dennewald
Director

Date: August 19, 2021	By:	/s/ Vladimir Podlipskiy
Vladimir Podlipskiy
Chief Technology Officer and Director