Form 10-Q/A
period 2019-11-30
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

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

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

Petroteq Energy Inc. (“Petroteq” or the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend the Company’s quarterly report on Form 10-Q for the period ended November 30, 2019 (the “Original Filing”), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on January 21, 2020. This Amendment restates the Company’s previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three months ended November 30, 2019 and 2018.

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

In connection with the restatement, management has re-evaluated the effectiveness of Petroteq’s disclosure controls and procedures as of November 30, 2019. As a result of that assessment, management has concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2019, due to the factors described in the Original Filing.

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

Subsequent to November 30, 2019, we raised a further $941,250 in the form of various convertible debt and promissory note agreements to fund our operations and for working capital purposes.

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

Other Commitments and Contingencies

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at November 30, 2019, include:

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

As discussed in the Explanatory Note, we have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three months ended November 30, 2019 and 2018, and included them in this Amendment. As of the date of this Amendment, we have not yet completed the restatements of certain other Periodic Financial Statements identified in the Explanatory Note. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

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