Form 10-Q/A
period 2020-02-29
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

Petroteq Energy Inc. (“Petroteq” or the “Company”) is filing this Amendment No.2 to Form 10-Q/A (this “Amendment”) to amend the Company’s quarterly report on Form 10-Q/A for the period ended February 29, 2020 (the “Original Filing”), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on June 8, 2020. This Amendment restates the Company’s previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 29, 2020 and February 28, 2019.

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

In addition to the above, the Company added additional disclosure relating to Subsequent Events disclosed in Note 28, relating to deposits paid of $1,903,000 for the acquisition by the Company (acting through its wholly-owned subsidiary, TMC Capital LLC (“TMC”), of 100% of the operating rights under certain U.S. federal oil and gas leases administered by the U.S. department of Interior’s Bureau of Land Management in Garfield and Wayne Counties and covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah, for a total consideration of $3,000,000.

In terms of a letter agreement dated April 17, 2020 (the “April 2020 Letter Agreement’) between the transferor of the oil and gas leases and TMC, as transferee, due to uncertainty as to whether all of the 10 leases which the Company had initially paid deposits for are available, an adjustment to the purchase price has been agreed upon as follows: (i) should all 10 of the leases be available, the Company will pay the additional $1,093,000 for the rights under the leases; (ii) if only a portion of the leases ranging from 4 to 9 of the leases are available, the Company will adjust the final purchase price of the leases to between $1.5 million and $2.5 million; and (iii) notwithstanding the above, if after a period of 7 years from April 17, 2020, if at least six of the leases are not available to the Company, then the Company may demand a refund of $1.2 million or instruct the Seller to acquire other leases in the same area for up to $1.2 million.

Through inadvertence, a copy of the April 2020 Letter Agreement was not filed as an Exhibit to the Original Filing as is being filed as an exhibit to this amendment.

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

In connection with the restatement, management has re-evaluated the effectiveness of Petroteq’s disclosure controls and procedures as of February 29, 2020. As a result of that assessment, management has concluded that the Company’s disclosure controls and procedures were not effective as of February 29, 2020, due to the factors described in the Original Filing.

Items Amended

Each of the following items are amended and restated in their entirety in this Amendment: (i) Part I, Item 1. - Financial Statements; (ii) Part I, - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 1., - Legal Proceedings; (iv) Part II, Item 1A. - Risk Factors is amended to add certain additional risks factors associated with the addition of the obligations referenced in the Note as a contingent liability; and (v) Part II, Item 6. – Exhibits.

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

EXPLANATORY NOTE

On April 14, 2020 (the “Original Due Date”), Petroteq Energy Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q (the “Quarterly Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465)

The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the oil and gas industry. This has, in turn, impacted the Company’s ability to complete and file this Quarterly Report by the Original Due Date.

PETROTEQ ENERGY INC.

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

February 29, 2020

Condensed Consolidated Balance Sheets as of February 29,2020 (unaudited) and August 31, 2019	F-2

Condensed Consolidated Statements of Loss and Comprehensive Loss for the three months and six months ended February 29, 2020 and February 28, 2019 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended February 29, 2020 and February 28, 2019 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2020 and February 28, 2019, (unaudited)	F-5

Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 - F-42

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Expressed in US dollars

	Notes	February 29, 2020	August 31, 2019
		(Unaudited)
ASSETS
Current assets
Cash		$21,403	$50,719
Trade and other receivables	4	16,830	144,013
Current portion of advanced royalty payments	7	432,500	446,362
Ore inventory	6	141,792	176,792
Other inventory		39,085	39,038
Current portion of notes receivable	5	87,233	85,359
Prepaid expenses and other current assets	1	2,102,120	1,499,120
Total Current Assets		2,840,963	2,441,403

Non-Current assets
Advanced royalty payments	7	331,667	421,667
Notes receivable	5	637,437	760,384
Mineral leases	8	34,911,143	34,911,143
Investments	21	75,000	-
Property, plant and equipment	9	35,644,292	33,613,650
Intangible assets	10	707,671	707,671
Total Non-Current Assets		72,307,210	70,414,515
Total Assets		$75,148,173	$72,855,918

LIABILITIES
Current liabilities
Accounts payable	11	$2,484,327	$2,081,756
Accrued expenses	11	2,508,589	2,048,399
Ore Sale advances		283,976	283,976
Promissory notes		166,868	-
Current portion of long-term debt	12	1,019,915	1,057,163
Current portion of convertible debentures	13	7,140,924	6,188,872
Derivative liability	14	1,018,738	-
Related party payables	20(b)	299,622	50,000
Total Current Liabilities		14,922,959	11,710,166

Non-Current liabilities
Long-term debt	12	129,654	215,695
Convertible debentures	13	613,050	140,597
Reclamation and restoration provision	15	2,970,497	2,970,497
Total Non-Current Liabilities		3,713,201	3,326,789
Total Liabilities		18,636,160	15,036,955

Commitments and contingencies	24
SHAREHOLDERS’ EQUITY
Share capital	16,17,18	141,036,814	135,472,795
Subscription receipts		155,390	631,450
Deficit		(84,680,191)	(78,285,282)
Total Shareholders’ Equity		56,512,013	57,818,963
Total Liabilities and Shareholders’ Equity		$75,148,173	$72,855,918

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

On November 21, 2019, the Company issued a convertible promissory note of $150,000, including an original issue discount of $22,500, for net proceeds of $123,750 after certain legal expenses. The note bears interest at 8% per annum and matures on August 20, 2020. The note may be prepaid subject to a prepayment penalty of 130%. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 70% of the two lowest average trading prices during the previous fifteen prior trading days.

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

The share purchase warrants issued, during the six months ended February 29, 2020, were valued at $744,865 using the relative fair value method. The fair value of share purchase warrants were estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

Six months ended February 29, 2020
Share price	CAD$ 0.21 to 0.385
Exercise price	CAD$ 0.22 to 0.34
Expected share price volatility	99.7% to 127.9%
Risk-free interest rate	1.49% to 1.72%
Expected term	1-4 years

19.	DILUTED LOSS PER SHARE

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended February 29, 2020 and February 28, 2019

Expressed in US dollars

27.	RECONCILIATION OF IFRS DISCLOSURE TO US GAAP DISCLOSURE (continued)

The main differences between IFRS and US GAAP are as follows:

For the three months ended	February 28, 2019

Net loss and comprehensive loss in accordance with IFRS	$2,682,650

Share-based compensation	(248,912)
Debt issue costs	1,190,132

Net loss and comprehensive loss in accordance with US GAAP	$3,623,870

For the six months ended	February 28, 2019

Net loss and comprehensive loss in accordance with IFRS	$8,955,106

Share-based compensation	(497,824)
Debt issue costs	95,694

Net loss and comprehensive loss in accordance with US GAAP	$8,552,976

February 28, 2019

Total shareholders’ equity in accordance with IFRS	$37,942,916

Components of share capital in accordance with IFRS
Share capital	88,062,341
Shares to be issued	1,051,950
Share option reserve	13,931,650
Share warrant reserve	5,820,603
108,866,544
Adjustment for:
Share-based compensation	31,050
Share capital in accordance with US GAAP	108,897,594

Deficit in accordance with IFRS	(70,923,628)
Adjustment for:
Debt issue costs	(95,694)
Share-based compensation	(31,050)
Deficit in accordance with US GAAP	(71,050,372)

Shareholders equity in accordance with US GAAP	$37,847,222

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

On March 30, 2020, the Company issued to Petroleum Capital Funding L.P., an arm’s length private lender, a secured convertible debenture in the principal amount of US$471,000, which after taking into account an original issue discount of US$78,500, or approximately 16.67%, resulted in gross proceeds to the Company of US$392,500. The proceeds of this debenture were received prior to February 29, 2020.

The Company’s obligations to the Lender under the Debentures have been secured by a first priority lien on all bitumen reserves at the Company’s Asphalt Ridge property, consisting of 8,000 acres.

(c)	Mineral Leases

As disclosed under Note 1, between March 14, 2019 and February 29, 2020, the Company, acting through its wholly-owned subsidiary TMC, made cash deposits of $1,907,000, included in prepaid expenses and other current assets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

In terms of a letter agreement dated April 17, 2020, between the Transferor of the oil and gas leases and TMC, as Transferee, due to uncertainty as to whether all of the 10 leases which the Company had initially paid deposits for are available, an adjustment to the purchase price has been agreed upon as follows: (i) should all 10 of the leases be available, the Company will pay the additional $1,093,000 for the rights under the leases; (ii) if only a portion of the leases ranging from 4 to 9 of the leases are available, the Company will adjust the final purchase price of the leases to between $1.5 million and $2.5 million; and (iii) notwithstanding the above, if after a period of 7 years from April 17, 2020, if at least six of the leases are not available to the Company, then the Company may demand a refund of $1.2 million or instruct the Seller to acquire other leases in the same area for up to $1.2 million.

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$’000’s)	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	Six months ended February 28, 2019

Advanced royalty payment	$40	$100	$100	$200
Deposits paid on mineral rights	50	1,800	610	1,800
Construction of oil extraction plant	223	2,449	2,116	7,204
	$313	$4,349	$2,826	$9,204

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

In US$’000’s)	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	Six months ended February 28, 2019

Advanced royalty payments applied or expired	$112	$138	$204	$172
Production and maintenance costs	728	-	1,406	-
	$840	$138	$1,610	$172

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

Other Commitments and Contingencies

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at February 29, 2020, include:

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

As discussed in the Explanatory Note, we have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 29, 2020 and February 28, 2019, and included them in this Amendment. As of the date of this Amendment, we have not yet completed the restatements of certain other Periodic Financial Statements identified in the Explanatory Note. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

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

None

Item 5. Other Information.

Due to the outbreak of coronavirus disease 2019 (COVID-19), our Company has availed itself of an extension to file this Quarterly Report on Form 10-Q for the quarter ended February 29, 2020 (the “Quarterly Report”), originally due on April 14, 2020, in reliance of an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020) pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies.

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the rest of world, and thus the Company’s business operations have been disrupted and it is unable to timely review and prepare the Company’s financial statements for the quarter ended February 29, 2020.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus disease a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19.

The Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has to an extent adversely affected their efficiency. As a result, the Company’s books and records were not easily accessible, resulting in delays in preparation and completion of its financial statements. Further, the various governmental mandatory closures of businesses in these locations have precluded the Company’s personnel, particularly its senior accounting staff, from obtaining access to its subsidiaries’ books and records (including those of the Company’s indirectly wholly-owned subsidiary, Petroteq Oil Sands Recovery, LLC) necessary to prepare the Company’s unaudited condensed interim financial statements to be included in the Quarterly Report.

As such, the Company has relied upon the 45-day grace period provided by the SEC’s Order to delay filing of this Quarterly Report.

Item 6. Exhibits

10.1	Letter Agreement dated April 17, 2020 between Momentum Asset Partners II, LLC and TMC Capital, LLC(1)
31.1	Certification of R. Gerald Bailey, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of R. Gerald Bailey, Interim Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	INS XBRL Instance Document (2)
101.SCH	SCH XBRL Taxonomy Extension Schema Document (2)
101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	LAB XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed herewith
(2)	To be filed by amendment

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