Form 10-Q/A
period 2020-05-31
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

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

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

Petroteq Energy Inc. (“Petroteq” or the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend the Company’s quarterly report on Form 10-Q for the period ended May 31, 2020 (the “Original Filing”), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on July 20, 2020. This Amendment restates the Company’s previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and nine months ended May 31, 2020 and 2019.

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

In terms of a letter agreement dated April 17, 2020 between the transferor of the oil and gas leases and TMC, as transferee, due to uncertainty as to whether all of the 10 leases which the Company had initially paid deposits for are available, an adjustment to the purchase price has been agreed upon as follows: (i) should all 10 of the leases be available, the Company will pay the additional $1,093,000 for the rights under the leases; (ii) if only a portion of the leases ranging from 4 to 9 of the leases are available, the Company will adjust the final purchase price of the leases to between $1.5 million and $2.5 million; and (iii) notwithstanding the above, if after a period of 7 years from April 17, 2020, if at least six of the leases are not available to the Company, then the Company may demand a refund of $1.2 million or instruct the Seller to acquire other leases in the same area for up to $1.2 million.

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

In connection with the restatement, management has re-evaluated the effectiveness of Petroteq’s disclosure controls and procedures as of May 31, 2020. As a result of that assessment, management has concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2020, due to the factors described in the Original Filing.

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

Between March 14, 2019 and August 31, 2020, the Company made cash deposits of $1,907,000 (acting through its wholly owned subsidiary, TMC Capital LLC (“TMC”), included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. department of Bureau Land Management in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

In terms of a letter agreement dated April 17, 2020 between the transferor of the oil and gas leases and TMC, as transferee, due to uncertainty as to whether all of the 10 leases which the Company had initially paid deposits for are available, an adjustment to the purchase price has been agreed upon as follows: (i) should all 10 of the leases be available, the Company will pay the additional $1,093,000 for the rights under the leases; (ii) if only a portion of the leases ranging from 4 to 9 of the leases are available, the Company will adjust the final purchase price of the leases to between $1.5 million and $2.5 million; and (iii) notwithstanding the above, if after a period of 7 years from April 17, 2020, if at least six of the leases are not available to the Company, then the Company may demand a refund of $1.2 million or instruct the Seller to acquire other leases in the same area for up to $1.2 million.

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

Stock options outstanding and exercisable as at May 31, 2020 are:

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

As discussed in the Explanatory Note, we have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and nine months ended May 31, 2020 and 2019, and included them in this Amendment. As of the date of this Amendment, we have not yet completed the restatements of certain other Periodic Financial Statements identified in the Explanatory Note. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

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

A note in the aggregate principal amount of $200,000 due to a private lender matured on January 15, 2020. We are currently negotiating the extension of the maturity date with the lender, there is no penalty interest associated with this note.

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

None

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

31.1	Certification of Gerald Bailey, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Mark Korb, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Gerald Bailey, Interim Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Mark Korb, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	INS XBRL Instance Document (2)
101.SCH	SCH XBRL Taxonomy Extension Schema Document (2)
101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	LAB XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Filed herewith

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