Form 10-K/A
period 2020-08-31
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

Petroteq Energy Inc. (“Petroteq” or the “Company”) is filing this Amendment No. 2 to Form 10-K/A (this “Amendment”) to amend the Company’s annual report on Form 10-K/A for the year ended August 31, 2020 (the “Original Filing”), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on December 15, 2020 and amended on December 28, 2020. This Amendment restates the Company’s previously issued audited consolidated financial statements and related note disclosures as of and for the year ended August 31, 2020 and 2019.

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

In addition to the above, the Company added additional disclosure relating to General Information disclosed in Note 1, relating to deposits paid of $1,903,000 for the acquisition by the Company (acting through its wholly-owned subsidiary, TMC Capital LLC (“TMC”), of 100% of the operating rights under certain U.S. federal oil and gas leases administered by the U.S. department of Interior’s Bureau of Land Management in Garfield and Wayne Counties and covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah, for a total consideration of $3,000,000.

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

In connection with the restatement, management has re-evaluated the effectiveness of Petroteq’s disclosure controls and procedures over financial reporting as of August 31, 2020. As a result of that assessment, management has concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2020, due to the factors described in the Original Filing.

Items Amended

Each of the following items are amended and restated in their entirety in this Amendment: (i) Part I, Item 1A. - Risk Factors is amended to add certain additional risks factors associated with the addition of the obligations referenced in the Note as a contingent liability; (ii) Part I, Item 3. - Legal Proceedings; (iii) Part II, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iv) Part II, Item 8. – Financial Statements and Supplementary Data; and (v) Part IV, Item 15. - Exhibits and Financial Statement Schedules and Reports on Form 10-K.

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

TMC paid Valkor an initial rental fee in the amount of $25,000 on commencement of the TMC Mineral Sub-Lease, and is obligated to pay Valkor a monthly rental fee of $15,000 during the term of the TMC Mineral Sub-Lease. TMC is also obligated to pay production royalties as follows:

(a)	For “Bitumen Product” produced from oil sands mined or otherwise extracted from the property, a production royalty equal to 8% of the gross sales revenue received by TMC from the sale of such Bitumen Product. "Bitumen Product" is defined to mean naturally occurring oil in the oil sands that is sold in whatever form, including run-of-mine, screened, processed, or after the addition of any additives and/or upgrading of the Bitumen Product;

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

Summary of Production Royalties Payable

Technology Transfer Agreement

Pursuant to the terms of a technology transfer agreement dated November 7, 2011 that we entered into with Vladimir Podlipsky, the developer of the Extraction Technology, we are obligated to pay Mr. Podlipsky a royalty on production from each processing plant that we own or operate that uses the Extraction Technology, starting with the construction and operation of a second plant. The royalty, if and at such time as it becomes payable, will consist of 2% of gross sales if the price of heavy oil is below $60.00 per barrel; 3% of gross sales if the price of heavy oil is between $60.00 and $69.99 per barrel; 3.5% of gross sales if the price of heavy oil is between $70.00 and $79.99 and 4% of gross sales if the price of heavy oil is greater than $80.00 per barrel.

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

As discussed in the Explanatory Note, we have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued audited consolidated financial statements and related note disclosures as of and for the year ended August 31, 2020 and 2019, and included them in this Amendment. As of the date of this Amendment, we have not yet completed the restatements of certain other Periodic Financial Statements identified in the Explanatory Note. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

The restatement of our financial statements may in the future lead to, among other things, future stockholder litigation, loss of investor confidence, negative impacts on our stock price and certain other risks.

There can be no assurance that litigation against the Company and/or its management or Board of Directors might not be threatened or brought in connection with matters related to our restatements. As a result of the circumstances giving rise to the restatements, we have become subject to certain additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatements, potential stockholder litigation, government investigations, and potential claims by Redline Capital Management S.A. as described under Part I, Item 3. - Legal Proceedings and elsewhere in this Amendment. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

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

42

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

Between March 14, 2019 and August 31, 2020, the Company made cash deposits of $1,907,000 (acting through its wholly owned subsidiary, TMC Capital LLC (“TMC”), included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. department of Interiors’ Bureau of Land Management in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

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

The Company recognizes revenue in terms of ASC 606 – Revenue from Contracts with Customers (ASC 606).

Revenue transactions are assessed using a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. The five steps are as follows:

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

(i)

On November 21, 2019, the Company issued a convertible promissory note to EMA Financial, LLC (“EMA”) for the aggregate principal sum of $150,000, including an original issue discount of $22,500, for net proceeds of $123,750 after certain expenses. The note bears interest at 8% per annum and matures on August 20, 2020. The note may be prepaid subject to a prepayment penalty of 130%. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to the lower of; (i) the lowest trading price of the Company’s common stock during the 15 trading days including and immediately preceding the issue date; and (ii) 70% of the two lowest average trading prices during the fifteen trading days including and immediately preceding the conversion date.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

28.	SEGMENT INFORMATION (continued)

	August 31, 2019
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenues from hydrocarbon sales	$59	$-	$59
Other production and maintenance costs	1,347	-	1,347
Advance royalty payments	-	291	291
Gross Loss	(1,288)	(291)	(1,579)
Operating Expenses
Depreciation, depletion and amortization	74	-	74
Selling, general and administrative expenses	11,531	13	11,544
Investor relations	1,485	-	1,485
Professional fees	6,194	-	6,194
Research and development expenses	113	-	113
Salaries and wages	1,405	-	1,405
Share-based compensation	916	-	916
Travel and promotional expenses	683	-	683
Other	735	13	748

Financing costs	1,225	-	1,225
Impairment of investments	914	-	914
Other expense (income)	452	-	452
Gain on settlement of liabilities	535	-	535
Interest income	(83)	-	(83)

Net loss	$15,484	$304	$15,788

29.	COMMITMENTS AND CONTINGENCIES

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

The Company has entered into an office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2020 and 2019

Expressed in US dollars

29.	COMMITMENTS AND CONTINGENCIES (continued)

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information about our executive officers, key employees and directors as of December 14, 2020.

Name	Age	Positions and Offices with the Registrant

Aleksandr Blyumkin	49	Executive Chairman, Chief Executive Officer and Chairman of the Board of Directors
George Stapleton	67	Chief operating Officer
Mark Korb	53	Chief Financial Officer
Gerald Bailey	78	Director and President
Vladimir Podlipsky	56	Chief Technology Officer
Robert Dennewald	67	Director
James Fuller	81	Director

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

Vladimir Podlipsky, Chief Technology Officer

Mr. Podlipsky has served as our Chief Technology Officer since May 2011. He has extensive experience as a researcher in many senior science disciplines, involved in oil extraction technologies, automobile care, household consumer and cosmetic products and research into mold remediation products, all with a focus on the utilization of benign solvents/solutions. Previously, he held research appointments in new product development for EMD Biosciences, Inc., (Merck KgaA, Darnstadt, Germany), and worked as Chief Chemist in Research & Development for Nanotech, Inc., Los Angeles, California, and as Chief Chemist for Premier Chemical, Compton, California. He is a former Premier Chemical Scientist at UCLA’s Department of Chemistry. Mr. Podlipsky owns patents for innovative fuel additives and car care products and has authored several papers involving fuel re-formulator products and mold remediation. He is currently involved in research and development of new petroleum industry products, systems and technologies.

Mr. Podlipsky is the principal research scientist responsible for the development of Petroteq Energy Inc.’s technologies used in its various oil extraction programs in Utah, and has recently finalized all fabrication/assembly details for the company’s first oil sands extraction plant installed at Asphalt Ridge, Utah. He has worked extensively with a variety of suppliers from the U.S. and Eastern Europe in the planning and design stages of the extraction unit’s systems. He holds a PhD Degree in Bio-Organic Chemistry from the Institute of Bio-Organic Chemistry & Petroleum Chemistry, Kiev, Ukraine, and a Degree in MS-Organic Chemistry from the Department of Chemistry, Kiev State University, Kiev, Ukraine.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	All Other Compensation(2)		Stock Awards ($)	Option Awards ($)(7)(8)		Total $

Aleksander Blyumkin	2020	366,254	-	60,000	(2)		-		426,254
Executive Chairman and director	2019	240,000	-	46,000	(3)		-		286,000

David Sealock	2020	39,185	-	18,387	(4)		127,256	(5)	184,828
Former Chief Executive Officer and director	2019	88,718	-	27,107	(5)		183,250	(6)	299,075

Vladimir Podlipskiy	2019	-	-	-			173,068	(6)	173,068
Chief Technology Officer	2019	74,788	-	-			183,250	(6)	258,038

(1)	The business address for each officer listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Mr. Blyumkin earned $60,000 of director’s fees for the financial years ended August 31, 2020.

(3)	Mr. Blyumkin earned $46,000 of director’s fees for the financial years ended August 31, 2019.

(4)	Mr. Sealock earned $18,387 of director’s fees for the financial years ended August 31, 2020.

(5)	Mr. Sealock earned $27,107 of director’s fees for the financial years ended August 31, 2019.

(6)	On June 6, 2018, David Sealock and Vladimir Podlipsky were awarded ten year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest in equal amounts over a three year period. Mr. Sealock resigned with effect from March 3, 2020, his options expired on June 3, 2020 and were no longer amortized from that date.

(7)	The share purchase options issued to directors and officers on November 30, 2017 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$2.27, exercise price CDN$2.27, term of share purchase option: 10 years, risk free interest rate of 1.64% and computed volatility of the underlying stock of 127% and expected dividend yield of 0%.

(8)	The share purchase options issued to directors and officers on June 6, 2018 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$1.00, exercise price CDN$1.00, term of share purchase option: 10 years, risk free interest rate of 2.16% and computed volatility of the underlying stock of 125% and expected dividend yield of 0%.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2020:

	OPTION AWARDS						STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price		Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)		Date	(#)	($)	(#)	($)

Aleksandr Blyumkin	-	-	-		-	-	-	-	-	-

Mark Korb	-	-	-		-	-	-	-	-	-

Vladimir Podlipsky(1)	750,000	250,000	-	CDN	1.00	6/6/2028	-	-	-	-

George Stapleton(2)	-	3,000,000	-	CDN	0.085	8/7/25	-	-	-	-

(1)	Dr. Podlipsky was awarded 1,000,000 options on June 6, 2018 of which 750,000 are vested the remaining 250,000 vest on June 6, 2021.

(2)	Mr. Stapleton was awarded a five year option exercisable for 3,000,000 shares of common stock at an exercise price of CDN$0.085 per share, 750,000 vesting on each of October 7, 2020, December 7, 2020, February 7, 2021 and April 7, 2021. Mr. Stapleton was also awarded 1,000,000 restricted shares which shares are only issuable upon approval by the Canadian TSXV Exchange, these shares have not been issued as of December 14, 2020.

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

Pursuant to a Technology Transfer Agreement, effective November 7, 2011, whereby we acquired from Vladimir Podlipsky certain intellectual property rights relating to extracting bitumen from oil sands (the “Acquired Technology”), we also agreed to employ Mr. Podlipsky to oversee and operate the Acquired Technology with the compensation of $120,000.00 per year for as long as the Acquired Technology is utilized by us. In consideration for the Acquired Technology, we issued to Mr. Podlipsky’s designee 100,000 shares of our common shares and agreed to issue an additional 1,900,000 shares of our common shares on the date when our extraction facility at the TMC Mineral Lease in Vernal, Utah is assembled and tested. We further agreed to pay Mr. Podlipsky upon the construction of a second plant utilizing the Acquired Technology and any plants thereafter using the Acquired Technology a royalty fee of 2% of gross sales if the price of heavy oil is below $60.00 per barrel; 3% of gross sales if the price of heavy oil is between $60.00 and $69.99 per barrel; 3.5% of gross sales if the price of heavy oil is between $70.00 and $79.99 and 4% of gross sales if the price of heavy oil is greater than $80.00.

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

Name and Address(1)	Number of Shares Beneficially Owned		Percentage of Outstanding shares owned(2)
Aleksandr Blyumkin, Director (Chairman) and Executive Chairman	25,274,388	(3)	6.6%
Gerald Bailey, Director and President	1,388,831	(4)	*
Mark Korb, Chief Financial Officer	7,079	(5)	*
Vladimir Podlipsky, Chief Technology Officer	766,667	(6)	*
Robert Dennewald, Director	1,519,030	(7)	*
All executive officers and directors as a group (5 persons)	30,567,730		7.9%

5% shareholders
Valkor LLC	60,624,666	(8)	15.8%
Petrollo LP Corp.	30,678,571	(9)	8.0%

*	Less than 1%

(1)	The business address for each officer and director listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Based on 384,432,965 common shares outstanding as of December 11, 2020.

(3)	Is comprised of 24,765,274 common shares held directly, 2,016 common shares held through the Alexander & Polina Blyumkin Trust and 507,098 common shares held indirectly through five entities in which Mr. Blyumkin has a controlling interest.

(4)	Is comprised of 163,831 common shares and share purchase options exercisable for 1,475,000 common shares, of which 1,225,000 are vested and 0 which vest within the next 60 days.

(5)	Is comprised of 7,079 common shares.

(6)	Is comprised of 16,667 common shares and share purchase options exercisable for 1,000,000 common shares, of which 750,000 are vested and 0 which vest within the next 60 days.

(7)	Is comprised of 294,030 common shares and share purchase options exercisable for 1,475,000 common shares, of which 1,225,000 are vested and 0 which vest within the next 60 days.

(8)	Is comprised of 60,624,666 common shares. The registered address of Valkor LLC is 21,732 Provincial Blvd. Suite 160, Katy, Texas. Steven Byle exercises voting and/or dispositive power with respect to the common shares beneficially owned by Valkor LLC.

(9)	Is comprised of 30,678,571 common shares. The registered address of Petrollo LP Corp. is 401 Ryland Street, Suite 200A, Reno, Nevada, 89502. Elena Housherr exercises voting and/or dispositive power with respect to the common shares beneficially owned by Petrollo LP Corp.

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

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of August 31, 2020 and 2019

3.	Consolidated Statements of Loss and Comprehensive Loss for the years ended August 31, 2020 and 2019

4.	Consolidated Statements of changes in Shareholders’ Equity for the years ended August 31, 2020 and 2019

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2020 and 2019

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	The following exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibits:

Exhibit No.	Title of Document

3.1	Articles of Amalgamation filed December 12, 2012 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.2	Bylaws (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.3	Articles of Amendment filed May 5, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.1	Specimen of Stock Certificate evidencing the Common Shares (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.2	Convertible Debenture between MCW Energy Group Limited and Aleksandr Blyumkin dated April 9, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.3	Secured Convertible Note Due May 5, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.4	Secured Convertible Note Due May 20, 2016 between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.5	Secured Convertible Note Due June 15, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)

4.6	Secured Convertible Note Due October 8, 2017 between MCW Energy Group Limited and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.7	2018 Stock Option Plan (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.1	Technology Transfer Agreement, between MCW Energy Group Limited and Vladimir Podlipsky, effective as of November 7, 2011 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.2	Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated July 1, 2013 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.3	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 5, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.4	Securities Purchase Agreement between MCW Energy Group Limited and Alpha Capital Anstalt dated November 24, 2014 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.5	Loan Agreement between Atlands Overseas Corp. and MCW Energy CA, Inc. dated February 9, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.6	Amendment No. 1 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 21, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.7	First Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of October 1, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.8	Securities Purchase Agreement between MCW Energy Group and Alpha Capital Anstalt dated December 15, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.9	Amendment No. 2 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated February 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.10	Reinstatement of and Second Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of March 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.11	Securities Purchase Agreement between MCW Energy CA, Inc. and Alpha Capital Anstalt dated April 8, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.12	Amendment No. 3 to Loan Agreement between MCW Energy CA, Inc. and Atlands Overseas Corp. dated July 26, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.13	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.14	Debt Conversion Agreement between Petroteq Energy Inc. and Palmira Associates, Inc. dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.15	Debt Conversion Agreement between Petroteq Energy Inc. and Express Consulting, LLC dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.16	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated May 18, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.17	Form of Director and Officer Indemnification Agreement (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019#

10.18	Office Lease, between Camp Granada LLC, as Lessor, and PetroBloq LLC, as Lessee, dated January 17, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.19	Third Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of February 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.20#	Employment Agreement between the Company and David Sealock dated as of March 15, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.21	Debt Conversion Agreement between Petroteq Energy Inc. and Aleksandr Blyumkin dated August 3, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.22	Distributed Ledger Technology Services Agreement between Petroteq Energy, Inc. and First Bitcoin Capital Corp. dated November 3, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.23	Fourth Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated November 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.24	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53806 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.25	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53807 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.26	Statement of Work dated June 5, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.27	Statement of Work dated September 24, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.28	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.29	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.30	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity Inc. (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.31	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on June 24, 2019)
10.32	Fifth Amendment To Mining And Mineral Lease Agreement with Asphalt Ridge, Inc. (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on July 5, 2019)
10.33	Management and Operations Services Agreement dated as of May 1, 2020 between Petroteq Energy Inc. and Valkor LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.34	Amended and Restated Debt Conversion Agreement dated as of August 15, 2020 between Petroteq Energy Inc. and Valkor LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.35	Technology License Agreement dated November 14, 2020 between Petroteq Energy Inc. and Greenfield Energy, LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.36	Short-Term Mining and Mineral Sublease dated as of August 20, 2020 between Valkor, LLC and TMC Capital, LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.37	Letter Agreement dated April 17, 2020 between Momentum Asset Partners II, LLC and TMC Capital, LLC. (Incorporated by reference to amendment no. 2 to the quarterly report on Form 10-Q/A for the quarterly period ended February 29, 2020 filed with the Securities and Exchange Commission on August 19, 2021.)
21.1	Subsidiaries of the Registrant *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification of Chief Executive Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

Date: August 19, 2021	By:	/s/ R.G. Bailey
R. Gerald Bailey
Interim Chief Executive Officer

Date: August 19, 2021	By:	/s/ James Fuller
James Fuller
Director

Date: August 19, 2021	By:	/s/ Robert Dennewald
Robert Dennewald
Director

Date: August 19, 2021	By:	/s/ Vladimir Podlipsky
Vladimir Podlipsky
Director