Form 10-Q/A
period 2021-02-28
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

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

PETROTEQ ENERGY INC.

EXPLANATORY NOTE

Petroteq Energy Inc. (“Petroteq” or the “Company”) is filing this Amendment No. 2 to Form 10-Q/A (this “Amendment”) to amend the Company’s quarterly report on Form 10-Q/A for the period ended February 28, 2021 (the “Original Filing”), originally filed by the Company with the Securities and Exchange Commission (“SEC”) on April 21, 2021. This Amendment restates the Company’s previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2021 and 2020.

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

In connection with the restatement, management has re-evaluated the effectiveness of Petroteq’s disclosure controls and procedures as of February 28, 2021. As a result of that assessment, management has concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2021, due to the factors described in the Original Filing.

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

PETROTEQ ENERGY INC.

FORM 10-Q

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

February 28, 2021

Condensed Consolidated Balance Sheets as of February 28, 2021 (unaudited) and August 31, 2020	F-2
Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended February 28, 2021 and February 29, 2020 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended February 28, 2021 and February 29, 2020 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2021 and February 29, 2020, (unaudited)	F-5
Notes to the Unaudited Condensed Consolidated Financial Statements	F-6 – F-40

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

Between March 14, 2019 and February 28, 2021, the Company made cash deposits of $1,907,000 (acting through its wholly owned subsidiary, TMC Capital LLC (“TMC”), included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. department of Interiors’ Bureau of Land Management in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

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

Selling, general and administrative expenses

Selling, general and administrative expenses was $706,427 and $1,545,023 for the three months ended February 28,2021 and February 29, 2020, respectively, a decrease of $838,596 or 54.3%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $178,918 and $546,400 for the three months ended February 28, 2021 and February 28, 2020, respectively, a decrease of $367,482 or 67.3%. The decrease is in line with expectations as the Company has outsourced its plant management, and operations have not begun as yet.

b.	Travel and promotional fees was $30,845 and $60,881 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $30,036, the decrease is due to a concerted effort to reduce both promotional and travel expenses prior to operations commencing.

c.	Salaries and wages was $90,155 and $295,165 for the three months ended February 28, 2021 and February 29, 2020, a decrease of $205,010 or 69.5%. The decrease is in line with expectations as the mining site has been outsourced to a third party operator.

d.	Stock based compensation was $258,511 and $229,059 for the three months ended February 28, 2021 and February 29, 2020, an increase of $29,452, primarily due to the vesting of certain options issued in the prior period and the 1,000,000 restricted shares issued to our COO.

e.	General and administrative expenses was $147,998 and $413,518 for the three months ended February 28, 2021 and February 29, 2020, respectively, a decrease of $265,520 or 64.2%. The overall decrease is primarily due to conserve cash resources prior to the commencement of operations.

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

As discussed in the Explanatory Note, we have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28,2021 and February 29, 2020, and included them in this Amendment. As of the date of this Amendment, we have not yet completed the restatements of certain other Periodic Financial Statements identified in the Explanatory Note. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

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

