Form 10-Q
period 2021-05-31
PETROTEQ ENERGY INC.
filed 2021-08-19
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2021

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

Number of shares of common stock outstanding as of August 13, 2021 was 554,351,270.

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

PETROTEQ ENERGY INC.

FORM 10-Q

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

May 31, 2021

PETROTEQ ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As at May 31, 2021 and August 31, 2020

Expressed in US dollars

	Notes	May 31, 2021	August 31, 2020
		(Unaudited)
ASSETS
Current assets
Cash		$307,208	$62,404
Trade and other receivables		317,303	12,830
Ore inventory		16,800	14,749
Other inventory		90,176	12,250
Note receivable	4	92,002	89,159
Prepaid expenses and other current assets	1	2,039,120	2,043,510
Total Current Assets		2,862,609	2,234,902

Non-Current assets
Mineral leases	5	34,911,143	34,911,143
Property, plant and equipment	6	40,442,207	35,582,512
Right of use asset	7	177,957	209,101
Intangible assets	8	707,671	707,671
Total Non-Current Assets		76,238,978	71,410,427
Total Assets		$79,101,587	$73,645,329

LIABILITIES
Current liabilities
Accounts payable		$2,344,104	$2,406,665
Accrued expenses		2,028,710	1,769,749
Ore Sale advances		283,976	283,976
Promissory notes payable	9	560,000	8,000
Debt	10	611,193	683,547
Current portion of convertible debentures	11	6,003,436	8,227,257
Current portion of Federal relief loans	12	541,575	74,383
Current portion of finance lease liabilities	7	120,347	172,374
Current portion of operating lease liabilities	7	46,735	42,053
Related party payables	19(c)	735,287	680,647
Derivative liability	13	2,586,353	841,385
Total Current Liabilities		15,861,716	15,190,036

Non-Current liabilities

Convertible debentures	11	757,476	607,067
Federal relief loans	12	320,677	505,969
Finance lease liabilities	7	-	75,058
Operating lease liabilities	7	131,222	167,048
Reclamation and restoration provision	14	2,970,497	2,970,497
Total Non-Current Liabilities		4,179,872	4,325,639
Total Liabilities		20,041,588	19,515,675

Commitments and contingencies	23
SHAREHOLDERS’ EQUITY
Share capital	15,16,17	156,107,408	144,794,003
Deficit		(97,047,409)	(90,664,349)
Total Shareholders’ Equity		59,059,999	54,129,654
Total Liabilities and Shareholders’ Equity		$79,101,587	$73,645,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the three and nine months ended May 31, 2021 and 2020

Expressed in US dollars

	Notes	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020
		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues from licensing fees		$-	$-	$2,000,000	$-
Revenues from hydrocarbon sales		-	125,768	-	294,809
Production and maintenance costs		(14,281)	(152,164)	(378,847)	(1,557,936)
Advance royalty payments		-	(121,250)	-	(325,112)
Gross Profit (Loss)		(14,281)	(147,646)	1,621,153	(1,588,239)
Operating Expenses
Depreciation, depletion and amortization	6	11,383	11,523	34,428	97,365
Selling, general and administrative expenses		1,419,727	894,715	3,171,010	4,821,819
Financing costs		1,368,832	570,628	2,733,820	1,559,470
Derivative liability movements		2,041,081	(628,353)	1,292,169	31,532
Other expenses (income), net		82,934	117,819	772,786	(589,539)
Total expenses, net		4,923,957	966,332	8,004,213	5,920,647

Net loss before income taxes		(4,938,238)	(1,113,978)	(6,383,060)	(7,508,886)
Income tax expense		-	-	-	-
Net loss and comprehensive loss		$(4,938,238)	$(1,113,978)	$(6,383,060	$(7,508,886)
Weighted Average Number of Shares Outstanding – Basic and Diluted	18	438,066,714	203,481,170	382,298,817	199,246,870
Basic and Diluted Loss per Share		$(0.01)	$(0.01)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended May 31,2021 and 2020

(Unaudited)

Expressed in US dollars

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2020	274,450,337	$144,794,003	$(90,664,349)	$54,129,654
Conversion of convertible debt	38,735,555	1,835,726	-	1,835,726
Settlement of liabilities	60,023,777	2,849,661	-	2,849,661
Common shares subscriptions	7,416,666	410,000	-	410,000
Warrants exercised	2,268,169	68,045	-	68,045
Share-based compensation	-	199,632	-	199,632
Fair value of convertible debt warrants issued	-	783,293	-	783,293
Net loss	-	-	(410,514)	(410,514)
Balance at November 30, 2020	382,894,504	150,940,360	(91,074,863)	59,865,497
Conversion of convertible debt	14,580,675	668,256	-	668,256
Settlement of liabilities	11,608,460	631,822	-	631,822
Common shares subscriptions	1,032,475	136,923	-	136,923
Warrants exercised	1,176,470	35,293	-	35,293
Share-based compensation	1,000,000	258,511	-	258,511
Fair value of convertible debt warrants issued	-	5,484	-	5,484
Net loss	-	-	(1,034,308)	(1,034,308)
Balance at February 28, 2021	412,292,584	152,676,649	(92,109,171)	60,567,478
Conversion of convertible debt	70,514,639	3,132,480	-	3,132,480
Settlement of liabilities	581,026	32,629	-	32,629
Common shares subscriptions	2,166,665	55,026	-	55,026
Share-based compensation	-	158,168	-	158,168
Fair value of convertible debt warrants issued	-	52,456	-	52,456
Net loss	-	-	(4,938,238)	(4,938,238)
Balance at May 31, 2021	485,554,914	$156,107,408	$(97,047,409)	$59,059,999

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2019	176,241,746	$136,104,245	$(78,285,282)	$57,818,963
Settlement of acquisition obligation	250,000	75,000	-	75,000
Settlement of debentures	1,111,111	200,000	-	200,000
Settlement of liabilities	3,243,666	705,687	-	705,687
Common shares subscriptions	17,002,446	2,494,744	-	2,494,744
Share-based payments	90,000	28,500	-	28,500
Share-based compensation	-	178,157	-	178,157
Fair value of convertible debt warrants issued	-	310,422	-	310,422
Net loss	-	-	(3,182,671)	(3,182,671)
Balance at November 30, 2019	197,938,969	140,096,755	(81,467,953)	58,628,802
Settlement of liabilities	4,997,123	891,489	-	891,489
Reallocation of subscription receipts	-	(216,930)	-	(216,930)
Share based payments	50,000	6,943	-	6,943
Share based compensation	-	229,059	-	229,059
Fair value of convertible debt warrants issued	-	184,888	-	184,888
Net loss	-	-	(3,212,238)	(3,212,238)
Balance at February 29, 2020	202,986,092	141,192,204	(84,680,191)	56,512,013
Reallocation of subscription receipts	-	(69,440)	-	(69,440)
Share based payments	50,000	2,750	-	2,750
Share based compensation	-	229,059	-	229,059
Conversion of convertible debt	4,782,585	178,129	-	178,129
Fair value of convertible debt warrants issued	-	93,942	-	93,942
Net loss	-	-	(1,113,978)	(1,113,978)
Balance at May 31, 2020	207,818,677	$141,626,644	$(85,794,169)	$55,832,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

	Nine months ended May 31, 2021	Nine months ended May 31, 2020
	(Unaudited)	(Unaudited)
Cash flow used for operating activities:
Net loss	$(6,383,060)	$(7,508,886)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	34,428	97,365
Amortization of debt discount	1,265,729	1,040,789
Amortization of prepaid royalties	-	325,312
Loss on conversion of debt	397,090	53,129
Loss (gain) on settlement of liabilities	48,283	(659,770)
Loss on debt extinguishment	330,256	-
Share-based compensation	616,311	636,275
Shares issued for services	-	38,193
Mark to market of derivative liabilities	1,292,169	31,532
Impairment of investments	-	75,000
Other	34,805	(13,998)
Changes in operating assets and liabilities:
Accounts payable	266,440	2,450,900
Accounts receivable	(304,473)	127,183
Accrued expenses	1,736,025	796,009
Prepaid expenses and deposits	4,390	10,000
Inventory	(79,977)	34,953
Net cash used in operating activities	(741,584)	(2,466,214)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(1,789,922)	(2,151,777)
Mineral rights deposits paid	-	(610,000)
Investment in notes receivable	-	(702,612)
Proceeds from notes receivable	-	1,125,522
Advance royalty payments	-	(120,000)
Net cash used in investing activities	(1,789,922)	(2,458,867)

Cash flows from financing activities:
Advances from related parties	54,640	358,960
Proceeds on private equity placements	601,949	2,208,374
Proceeds from warrants exercised	103,339	-
Proceeds from promissory notes	552,000	348,154
Proceeds from federal relief loans	267,716	267,490
Payments of debt	(10,000)	-
Payment of finance lease liability	(127,085)	(114,548)
Proceeds from convertible debt	1,449,500	1,949,938
Repayments of convertible debt	(115,749)	(105,000)
Net cash from financing activities	2,776,310	4,913,458

Increase (decrease) in cash	244,804	(11,623)
Cash, beginning of the period	62,404	50,719
Cash, end of the period	$307,208	$39,096

Supplemental disclosure of cash flow information
Cash paid for interest	$217,740	$101,899
Shares issued to settle liabilities	$3,433,200	$1,597,176
Shares issued on conversion of convertible debt	$5,272,002	$378,129
Shares issued to settle acquisition obligation	$-	$75,000
Fair value of warrants issued	$841,233	$-
Value of shares issued for convertible debt funding	$-	$589,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION

Petroteq Energy Inc. (the “Company”) is an Ontario, Canada corporation which conducts oil sands mining and oil extraction operations in the USA. It operates through its indirectly wholly owned subsidiary company, Petroteq Oil Recovery, LLC (“POSR”) and TMC Capital LLC (“TMC”), which is engaged in mining and oil extraction from tar sands.

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

On August 20, 2020, a new Short-Term Mining Lease agreement between Valkor LLC and Asphalt Ridge, Inc. covering approximately 1,229.82 acres was entered into with a back to back Short-Term Mining and Mineral Sublease entered into between Valkor and TMC, whereby all of the rights and obligations of the lease were sublet to TMC. This sublease has recently been extended to expire on December 31, 2021.

Between March 14, 2019 and May 31, 2021, the Company, acting through its wholly owned subsidiary, TMC Capital LLC (“TMC”), made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under certain U.S. federal oil and gas leases, administered by the U.S. Department of Interiors’ Bureau of Land Management in Garfield and Wayne Counties and covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

In terms of a letter agreement dated April 17, 2020 (the “April 2020 Letter Agreement”), between the Transferor of the oil and gas leases and TMC, as Transferee, due to uncertainty as to whether all of the 10 leases which the Company had initially paid deposits for are available, an adjustment to the purchase price has been agreed upon as follows: (i) should all 10 of the leases be available, the Company will pay the additional $1,093,000 for the rights under the leases; (ii) if only a portion of the leases ranging from 4 to 9 of the leases are available, the Company will adjust the final purchase price of the leases to between $1.5 million and $2.5 million; and (iii) notwithstanding the above, if after a period of 7 years from April 17, 2020, if at least six of the leases are not available to the Company, then the Company may demand a refund of $1.2 million or instruct the Seller to acquire other leases in the same area for up to $1.2 million.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months and nine months ended May 31, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.

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

The unaudited condensed consolidated financial statements were authorized for issue by the Board of Directors on August 19, 2021.

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

For the nine months ended May 31, 2021 and 2020

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

For the nine months ended May 31, 2021 and 2020

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

For the nine months ended May 31, 2021 and 2020

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

For the nine months ended May 31, 2021 and 2020

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

For the nine months ended May 31, 2021 and 2020

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

For the nine months ended May 31, 2021 and 2020

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

The Company has incurred losses for several years and, at May 31, 2021, has an accumulated deficit of $97,047,409, (August 31, 2020 - $90,664,349) and working capital (deficiency) of $12,999,107 (August 31, 2020 - $12,955,134). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These unaudited condensed consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

	Maturity Date	Interest Rate	May 31, 2021	August 31, 2020

Private debtor	March 16, 2020	5%	$76,000	$76,000
Interest accrued			16,002	13,159
			$92,002	$89,159

Disclosed as follows:
Current portion			$92,002	$89,159

Manhatten Enterprises

The Company advanced Manhatten Enterprises the sum of $76,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date and is currently on demand until a new agreement is negotiated.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

5.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
Additions	-	-	-	-
August 31, 2020	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
May 31,2021	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2019, August 31, 2020 and May 31, 2021	$-	$-	$-	$-

Carrying Amounts
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
August 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143
May 31, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143

(a)	TMC Mineral Lease

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

2.	The right to use any or all of the Water Rights (as defined in the Sublease) at any time during the term of the Sublease in conducting its activities as provided for therein; provided that approval of change applications may need to be obtained in order to allow use of the Water Rights on the Property for mining purposes.

3.	The term of the Sublease (the “Term”) was originally for a period ended June 30, 2021, which was recently extended to December 31, 2021, unless the Short Term Mining Lease between Valkor and Asphalt Ridge is terminated earlier.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

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

For the nine months ended May 31, 2021 and 2020

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

6.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2019	$35,555,827	$438,168	$35,993,995
Additions	2,072,058	692	2,072,750
August 31, 2020	37,627,885	438,860	38,066,745
Additions	4,894,123	-	4,894,123
May 31, 2021	$42,522,008	$438,860	$42,960,868

Accumulated Amortization
August 31, 2019	$2,148,214	$232,131	$2,380,345
Additions	-	103,888	103,888
August 31, 2020	2,148,214	336,019	2,484,233
Additions	-	34,428	34,428
May 31, 2021	$2,148,214	$370,447	$2,518,661

Carrying Amount
August 31, 2019	$33,407,613	$206,037	$33,613,650
August 31, 2020	$35,479,671	$102,841	$35,582,512
May 31, 2021	$40,373,794	$68,413	$40,442,207

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

6.	PROPERTY, PLANT AND EQUIPMENT (continued)

(a)	Oil Extraction Plant

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

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 400-500 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company re-evaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 14) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the 2020 and 2019 fiscal years as there has only been test production during these years.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

7.	LEASES (continued)

Right of use assets

Right of use assets included in the consolidated Balance Sheet are as follows:

	May 31, 2021	August 31, 2020
Non-current assets
Right of use assets – operating leases, net of amortization	$177,957	$209,101
Right of use assets – finance leases, net of depreciation – included in property, plant and equipment	687,938	718,193

Lease costs consist of the following:

	Nine months ended May 31, 2021	Nine months ended May 31, 2020

Finance lease cost:	$49,550	$62,233
Depreciation of right of use assets	30,255	30,255
Interest expense on lease liabilities	19,295	31,978

Operating lease expense	45,803	72,507

Total lease cost	$95,353	$134,740

Other lease information:

	Nine months ended May 31, 2021	Nine months ended May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(19,295)	$(31,978)
Operating cash flows from operating leases	(45,803)	(72,507)
Financing cash flows from finance leases	$(127,085)	$(114,548)

Right-of -use assets obtained in exchange for new operating leases	$-	245,482
Weighted average remaining lease term – finance leases	0.75 years	2.00 years
Weighted average remaining lease term – operating leases	2.25 years	3.25 years
Weighted average discount rate – finance leases	13.52%	12.86%
Weighted average discount rate – operating leases	10.00%	10.00%

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

7.	LEASES (continued)

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	May 31, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$129,120	$193,680
1 to 2 years	-	80,700
2 to 3 years	-	-
	129,120	274,380
Imputed interest	(8,773)	(26,948)
Total finance lease liability	$120,347	$247,432

Disclosed as:
Current portion	$120,347	$172,374
Non-current portion	-	75,058
	$120,347	$247,432

The amount of future minimum lease payments under operating leases is as follows:

	May 31, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$62,293	$61,070
1 to 2 years	64,161	62,903
2 to 3 years	66,086	64,790
3 to 4 years	22,245	66,734
	214,785	255,497
Imputed interest	(36,828)	(46,396)
Total operating lease liability	$177,957	$209,101

Disclosed as:
Current portion	$46,735	$42,053
Non-current portion	131,222	167,048
	$177,957	$209,101

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

8.	INTANGIBLE ASSETS

Oil Extraction
Technologies

Cost
August 31, 2019	$809,869
Additions	-
August 31, 2020	809,869
Additions	-
May 31, 2021	$809,869

Accumulated Amortization
August 31, 2019	$102,198
Additions	-
August 31, 2020	102,198
Additions	-
May 31, 2021	$102,198

Carrying Amounts
August 31, 2019	$707,671
August 31, 2020	$707,671
May 31, 2021	$707,671

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

9.	PROMISSORY NOTES PAYABLE

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2021	August 31, 2020

Private lenders	On demand	-%	$40,000	$8,000
Private lenders	On Demand	-%	20,000	-
Private lenders	April 29, 2022	10.00%	500,000	-

			$560,000	$8,000

Two private lenders advanced $40,000 and $20,000 to the Company, these amounts are non-interest bearing, have no fixed terms of repayment and are payable on demand.

On April 29,2021 the Company issued a promissory note to a private lender in the aggregate sum of $500,000. The promissory note bears interest at 10% per annum and is repayable on April 29, 2022.

10.	DEBT

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2021	August 31, 2020

Private lenders	On demand	10.00%	105,000	115,000
Private lenders	August 31, 2020	5.00%	506,193	468,547
Private lenders	On demand	10.00%	-	100,000

			$611,193	$683,547

The maturity date of debt is as follows:

	May 31, 2021	August 31, 2020

Principal classified as repayable within one year	$611,193	$683,547

Private lenders

(i)	On July 3, 2018, the Company received a $200,000 advance from a private lender bearing interest at 10% per annum and repayable on September 2, 2018. The loan is guaranteed by the Chairman of the Board. During the year ended August 31, 2020 the Company repaid $35,000 of the principal outstanding and a further $10,000 during the nine months ended May 31, 2021. On July 6, 2020 in accordance with the terms of a debt settlement agreement entered into, the lender converted $50,000 into 1,250,000 shares at a conversion price of $0.04 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

10.	DEBT (continued)

Private lenders (continued)

(ii)	On October 10, 2014, the Company issued two secured debentures for an aggregate principal amount of CAD $1,100,000 to two private lenders. The debentures initially bore interest at a rate of 12% per annum, were originally scheduled to mature on October 15, 2017 and are secured by all of the assets of the Company. In addition, the Company issued common share purchase warrants to acquire an aggregate of 16,667 common shares of the Company. On September 22, 2016, the two secured debentures were amended to extend the maturity date to January 31, 2017. The terms of these debentures were renegotiated with the debenture holders to allow for the conversion of the secured debentures into common shares of the Company at a rate of CAD $4.50 per common share and to increase the interest rate, starting June 1, 2016, to 15% per annum. On January 31, 2017, the two secured debentures were amended to extend the maturity date to July 31, 2017. Additional transaction costs and penalties incurred for the loan modifications amounted to $223,510. On February 9, 2018, the two secured debentures were renegotiated with the debenture holders to extend the loan to May 1, 2019. A portion of the debenture amounting to CAD $628,585 was amended to be convertible into common shares of the Company, of which, CAD $365,000 were converted on May 1, 2018. The remaining convertible portion is interest free and was to be converted from August 1, 2018 to January 1, 2019. The remaining non-convertible portion of the debenture was to be paid off in 12 equal monthly instalments beginning May 1, 2018, bearing interest at 5% per annum. On September 11, 2018, the remaining convertible portion of the debenture was converted into common shares of the Company and a portion of the non-convertible portion of the debenture was settled through the issue of 316,223 common shares of the Company. On December 13, 2019, the maturity date of the non-convertible portion of the debenture was extended to January 31, 2020 and the interest rate was increased to 10% per annum. Effective January 31, 2020, the terms of the debenture were renegotiated and the maturity date was extended to August 31, 2020. The maturity date of the debentures are currently being renegotiated.

(iii)	On October 4, 2018, the Company entered into a debenture line of credit of $9,500,000 from Bay Private Equity and received an advance of $100,000. The debenture matured on September 17, 2019 and bears interest at 10% per annum. On September 23, 2020, the principal amount of the debenture of $100,000 plus accrued interest of $18,904 was converted into 2,161,892 shares at a conversion price of $0.055 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2021	August 31, 2020

Calvary Fund I LP	July 31, 2021	12.00%	$-	$250,000
	July 31, 2021	12.00%	80,000	480,000
	August 7, 2021	0%	25,000	150,000
SBI Investments LLC	December 15, 2020	10.00%	184,251	250,000
	January 16, 2021	10.00%	55,000	55,000
Bay Private Equity, Inc.	March 31, 2021	5.00%	-	3,661,874
	February 20, 2021	5.00%	-	2,400,000
Cantone Asset Management LLC	October 19, 2020	7.00%	250,000	300,000
	December 17, 2020	7.00%	240,000	240,000
	January 14, 2021	7.00%	40,000	240,000
	December 30, 2021	7.00%	300,000	-
Private lender	October 29, 2020	10.00%	200,000	200,000
Petroleum Capital Funding LP.	November 26, 2023	10.00%	318,000	318,000
	December 4, 2023	10.00%	432,000	432,000
	March 30, 2024	10.00%	471,000	471,000
Power Up Lending Group LTD	May 7, 2021	12.00%	-	64,300
	June 4, 2021	12.00%	-	69,900
	June 19, 2021	12.00%	-	82,500
	November 11, 2021	12.00%	-	-
	January 12, 2022	12.00%	86,350	-
	February 24, 2022	12.00%	86,350	-
	April 21, 2022	12.00%	92,125	-
	May 20, 2022	12.00%	141,625	-
EMA Financial, LLC	April 22, 2021	8.00%	3,120	150,000
Morison Management S.A	July 31, 2021	10.00%	-	192,862
Bellridge Capital LP.	March 31, 2021	15.00%	2,900,000	-
	September 30, 2021	5.00%	1,400,000	-
Stirling Bridge Resources	October 29, 2021	10.00%	15,000	-
Alpha Capital Anstalt	August 6, 2021	21.00%	250,000	-
Rijtec Enterprises Limited Pension Scheme	November 11, 2021	10.00%	32,000	-
Private lender	November 30, 2021	10.00%	150,000	-
Private lender	January 26, 2022	10.0%	-	-
			7,751,821	10,007,436
Unamortized debt discount			(990,909)	(1,173,112)
Total loans			$6,760,912	$8,834,324

The maturity date of the convertible debentures are as follows:

	May 31, 2021	August 31, 2020

Principal classified as repayable within one year	$6,003,436	$8,227,257
Principal classified as repayable later than one year	757,476	607,067

	$6,760,912	$8,834,324

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(a)	Cavalry Fund I LP

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

On May 26, 2021, in terms of a conversion notice received, the Company issued a total of 9,101,942 shares of common stock converting $250,000 of the aggregate principal of the note entered into on October 12,2018 and $125,000 of the aggregate principal of the note entered into on August 7, 2020.

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

On April 13, 2021, in terms of a conversion notice received, the Company issued a total of 9,708,737 shares of common stock converting $400,000 of the aggregate principal of the note entered into on August 19, 2019.

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

On May 26, 2021, in terms of a conversion notice received, the Company issued a total of 9,101,942 shares of common stock converting $250,000 of the aggregate principal of the note entered into on October 12,2018 and $125,000 of the aggregate principal of the note entered into on August 7, 2020.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(b)	SBI Investments, LLC

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

On February 25, 2021, the Company repaid principal of $16,516 and interest thereon of $33,484, totaling $50,000 and on March 9, 2021, the Company repaid a further $49,232 of principal and interest of $768, totaling 50,000. The Company is busy renegotiating the terms of the loan.

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

(ii)

On January 16, 2019, the Company issued a convertible debenture of $2,400,000, including an OID of $400,000, for net proceeds of $2,000,000. The convertible debenture bears interest at 5% per annum and matured on October 15, 2019. The convertible debenture may be converted to 5,000,000 common shares of the Company at a conversion price of $0.40 per share. $400,000 of the proceeds raised was used to repay a portion of the $3,300,000 convertible debenture issued to Bay Private Equity on September 17, 2018 (Note 11(c)(i)).

On August 20, 2020, in accordance with the terms of an amendment entered into with Bay, the maturity date was extended to February 20, 2021.

On April 23, 2021, the convertible debenture was assigned to Bellridge and the terms of the debenture were amended as follows; the maturity date was extended to September 30, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(d)	Cantone Asset Management, LLC

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(e)	Private lender

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(g)	Power Up Lending Group LTD.

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

Between May 10, 2021 and May 19, 2021, Power Up converted the aggregate principal sum of $140,800, including interest thereon of $7,680 into 4,476,477 common shares at an average conversion price of $0.03 per share, thereby extinguishing the note.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(g)	Power Up Lending Group LTD. (continued)

(v)	On January 12, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $86,350, including an original issue discount of $11,350, for net proceeds of $75,000 after certain expenses. The note bears interest at 12% per annum and matures on November 6, 2021. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(vi)	On February 25, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $86,350, including an original issue discount of $11,350, for net proceeds of $75,000 after certain expenses. The note bears interest at 12% per annum and matures on February 24, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(vii)	On April 21, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $92,125, including an original issue discount of $8,375 for net proceeds of $80,000 after certain expenses. The note bears interest at 12% per annum and matures on April 21, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(viii)	On May 20, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $141,625, including an original issue discount of $12,875 for net proceeds of $125,000 after certain expenses. The note bears interest at 12% per annum and matures on May 20, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(h)	EMA Financial, LLC

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

Between January 25, 2021 and March 2, 2021, EMA converted the aggregate principal sum of $161,880 into 5,200,000 common shares at an average conversion price of $0.03 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(i)	Morison Management S.A.

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

(j)	Bellridge Capital LP.

(i)	On September 1, 2020, in terms of an assignment agreement entered into between Bay Private Equity, Inc (“Bay”) and Bellridge Capital LP (“Bellridge”), Bay assigned a convertible debenture dated September 17, 2018, with a principal balance outstanding of $3,661,874 and interest accrued thereon of $525,203 to Bellridge. On September 23, 2020, the company entered into an amending agreement with Bellridge, whereby the maturity date of the loan was extended to March 31, 2021 and the conversion price was amended to $0.055 per share, simultaneously Bellridge entered into a debt conversion agreement with the Company converting $1,321,689 of the convertible debt into 24,030,713 shares of common stock at a conversion price of $0.055 per share.

On March 22, 2021, the maturity date of the convertible note was extended to October 31, 2021, all other terms remain the same.

(ii)

On April 23, 2021, Bellridge took assignment of a $2,400,000 convertible debenture entered into on January 16, 2019 with Bay Private Equity, Inc. the terms of the. Debenture was amended by the Company and the maturity date was extended to September 30, 2021 and the conversion price was amended to $0.048 per share.

Simultaneously with the debt assignment, on April 23, 2021, Bellridge converted the aggregate principal sum of $1,000,000 and interest and penalty interest thereon of $827,066 into 41,334,246 shares of common stock.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

11.	CONVERTIBLE DEBENTURES (continued)

(l)	Alpha Capital Anstalt

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

Between May 26, 2021 and May 28, 2021, in terms of conversion notices received, the Company issued 4,448,398 shares on common stock upon the conversion of an aggregate principal amount of convertible debt of $250,000.

(m)	Rijtec Enterprises Limited Pension Scheme

On November 11, 2020, the Company issued a convertible debenture to Rijtec Enterprises limited Pension Scheme in the aggregate principal amount of $32,000, for net proceeds of $32,000. The convertible debenture bears interest at 10% per annum and is convertible into common units at a conversion price of $0.0562 per unit. Each unit consisting of a common share and a two year share purchase warrant, exercisable for a common share at an exercise price of $0.0562 per share. The convertible debenture matures on November 11, 2021.

(n)	Private lender

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

(o)	Private lender

On January 26, 2021, the Company issued a convertible debenture to a private lender in the aggregate principal amount of $25,000, for net proceeds of $25,000. The convertible debenture bears interest at 10% per annum and is convertible into common units at a conversion price of $0.0562 per unit. Each unit consisting of a common share and a two year share purchase warrant, exercisable for a common share at an exercise price of $0.0562 per share. The convertible debenture matures on January 26, 2022.

On May 26, 2021, in terms of conversion notices received, the Company issued 444,839 shares on common stock upon the conversion of an aggregate principal amount of convertible debt of $25,000 and warrants exercisable for 444,839 shares of common stock at an exercise price of $0.0562 expiring on January 26,2023.

12.	FEDERAL RELIEF LOANS

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

12.	FEDERAL RELIEF LOANS (continued)

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

13.	DERIVATIVE LIABILITY

Convertible notes issued to several lenders, disclosed in note 11, above have conversion rights that are linked to the Company’s stock price, at a factor ranging from 50% to 75% of an average stock price over a period ranging from 15 to 20 days prior to the date of conversion. These conversion rights may also include a fixed maximum conversion price. The number of shares issuable upon conversion of these convertible notes is therefore not determinable until conversion takes place. The Company has determined that these conversion features meet the requirements for classification as derivative liabilities and has measured their fair value using a Black Scholes valuation model which takes into account the following factors:

●	Historical share price volatility;

●	Maturity dates of the underlying securities being valued;

●	Risk free interest rates; and

●	Expected dividend policies of the Company.

The fair value of the derivative liabilities was initially recognized as a debt discount and was re-assessed at May 31, 2021, with a total change in fair value of $1,292,169 charged to the unaudited condensed consolidated statement of loss and comprehensive loss. The value of the derivative liability will be re-assessed at each financial reporting date, with any movement thereon recorded in the statement of loss and comprehensive loss in the period in which it is incurred.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

13.	DERIVATIVE LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

Nine months ended May 31, 2021
Conversion price	CAD$0.0375 to CAD$0.06
Risk free interest rate	0.04 to 0.21%
Expected life of derivative liability	6 to 12 months
Expected volatility of underlying stock	106.5% to 174.9%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	May 31, 2021	August 31, 2020

Opening balance	$841,385	$-
Derivative financial liability arising from convertible notes	452,799	653,984
Fair value adjustment to derivative liability	1,292,169	187,401
	$2,586,353	$841,385

14.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2019	$498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at August 31, 2020	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at May 31, 2021	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

14.	RECLAMATION AND RESTORATION PROVISIONS (continued)

(b)	Site restoration

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

15.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	485,554,914 common shares as at May 31, 2021

(a)	Settlement of liabilities

Between September 21, 2020 and December 10, 2020, the Company issued 71,632,237 common shares to certain lenders to settle $3,433,200 of trade debt, including a loss realized thereon of $48,283.

(b)	Common share subscriptions

On November 13, 2020, February 4, 2021 and April 28, 2021, the Company issued 7,416,666, 1,032,475 and 2,166,665 shares of common stock, respectively, to various investors for net proceeds of $636,949.

(c)	Restricted stock awards

On January 25 2021, the Company issued 1,000,000 restricted shares to its COO as part of his compensation package.

(d)	Convertible debt conversions

Between October 1, 2020 and May 28, 2021, in terms of conversion notices received, the Company issued 124,411,895 shares of common stock for convertible debt in the aggregate sum of $5,272,002, realizing a loss thereon of $397,090.

(e)	Warrants exercised

On September 17, 2020 and December 9, 2020, warrants were exercised for 2,268,169 and 1,176,470 shares, respectively at an exercise price of $0.03 per share for gross proceeds of $103,339.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

16.	STOCK OPTIONS

During the nine months ended May 31, 2021 the share-based compensation expense of $616,311 relates to the vesting of options granted during the current and prior fiscal year.

Stock option transactions under the stock option plan were:

	Nine months ended May 31, 2021			Year ended August 31, 2020
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,470,000	CAD$	0.63	9,808,333	CAD$	1.20
Options granted	-			5,220,000		0.10
Options forfeited	(2,220,000)	CAD$	0.11	(5,558,333)	CAD$	1.14
Balance, end of period	7,250,000	CAD$	0.79	9,470,000	CAD$	0.63

Stock options outstanding and exercisable as at May 31, 2021 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
August 7, 2025	CAD$	0.085	3,000,000	3,000,000
November 30, 2027	CAD$	2.270	950,000	950,000
June 5, 2028	CAD$	1.000	3,300,000	2,475,000
			7,250,000	6,425,000
Weighted average remaining contractual life			5.8 years	5.6 years

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

17.	SHARE PURCHASE WARRANTS

Share purchase warrants outstanding as at May 31, 2021 are:

Expiry Date	Exercise Price		Warrants Outstanding
July 5, 2021	US$	0.25	52,631
July 5, 2021	US$	0.28	131,578
July 5, 2021	US$	0.35	3,917,771
July 21, 2021	US$	0.0412	2,666,666
August 7, 2021	US$	0.0412	3,033,980
August 16, 2021	CAD$	0.29	120,000
August 16, 2021	US$	0.18	4,210,785
September 20, 2021	US$	0.23	1,111,111
September 30, 2021	US$	0.23	2,777,777
October 19, 2021	US$	0.0475	500,000
December 17, 2021	US$	0.0475	500,000
December 30, 2021	US$	0.55	4,545,454
January 26, 2023	US$	0.0562	444,839
January 26, 2023	US$	0.10	276,512
November 26, 2023	US$	0.17	1,683,230
December 4, 2023	US$	0.17	2,286,720
March 30, 2024	US$	0.08	392,500
March 30, 2024	US$	0.15	4,906,250
January 20, 2025	US$	0.14	151,785
November 6, 2025	US$	0.0562	4.448,398
			38,157,987
Weighted average remaining contractual life			1.39 years
Weighted average exercise price	USD$	0.11

Warrants exercisable for 17,455,291 common shares at exercise prices ranging from $0.14 and $3.43 per share expired during the nine months ended May 31, 2021.

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

Between January 26, 2021 and May 28, 2021, in terms of various subscription agreements entered into; debt modification agreements and convertible debentures converted into units, the Company granted warrants exercisable for 6,169,749 shares of common stock at exercise prices ranging from $0.0475 to $0.10 per share and maturities ranging from 7 months to 41 months. These warrants were value at $219,045 using a Black Scholes warrant pricing model.

The fair value of share purchase warrants was estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

Nine months ended May 31, 2021
Exercise price	US$	$0.0475 to $0.10
Expected share price volatility		135.5 to 181.4%
Risk-free interest rate		014 to 0.84%
Expected term (years)		0.6 to 4.45

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

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

For the nine months ended May 31, 2021 and 2020, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Nine months ended May 31, 2021	Nine months ended May 31, 2020

Share purchase options	7,250,000	9,808,333
Share purchase warrants	38,157,987	50,660,474
Convertible securities	161,952,638	39,593,517
	207,360,625	100,062,324

19.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

(a)	Key management personnel and director compensation

At May 31, 2021, $751,779 was due to members of key management and directors for unpaid salaries, expenses and directors’ fees (August 31, 2020 – $547,660).

(b)	Transactions with directors and officers

During the nine months ended May 31, 2021, the Company granted 1,000,000 restricted shares and five year options exercisable for 3,000,000 shares at an exercise price of $0.085 were granted as compensation to our Chief operating Officer.

On October 31, 2019 and March 11, 2020, a director advanced the Company $50,000 and $25,000, respectively as a short-term loan. The loan is interest free and is expected to be repaid within twelve months. The total loan outstanding as of May 31, 2021 was $125,000.

On February 12, 201, in terms of an Exchange Agreement entered into between the Company and the Director, the short term loans evidenced by Promissory Notes were exchanged for a Convertible Promissory Note with an aggregate principal amount of $125,000, bearing interest at 8% per annum, maturing on February 12, 2022 and convertible into shares of common stock at 80% of the lowest trading price during the preceding 20 days.

(c)	Due to/from director

As of May 31, 2021 and August 31, 2020, the Company owed the chairman of the Board and the various companies controlled by him $610,287 and $395,647 respectively, in funds advanced to the Company for working capital purposes, in addition, the Company owes the chairman of the board $340,000, and $160,000 respectively, in unpaid salaries.

As of May 31, 2021 and August 31, 2020, the Company owed a director $125,000 and $125,000, respectively, as disclosed under (b) above.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

20.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020

Interest expense	$874,995	$200,028	$1,468,091	$491,968
Amortization of debt discount	493,837	368,417	1,265,729	1,040,789
Other	-	2,183	-	26,713
	$1,368,832	$570,628	$2,733,820	$1,559,470

21.	OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020

Loss (gain) on settlement of liabilities	$-	$-	$48,283	$(427,907)
Loss (gain) on conversion of convertible debt	83,894	53,130	397,090	(178,732)
Loss on debt extinguishment	-	-	330,256	-
Impairment of investments	-	75,000	-	75,000
Interest income	(960)	(10,311)	(2,843)	(57,900)
	$82,934	$117,819	$772,786	$(589,539)

22.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the nine months ended May 31, 2021 and 2020, oil extraction and processing operations and mining operations. The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the nine months ended May 31, 2021 and 2020. Other information about reportable segments are:

	May 31, 2021
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$4,894	$-	$4,894
Reportable segment assets	45,862	33,240	79,102
Reportable segment liabilities	(19,882)	(160)	(20,042)
	$25,980	$33,080	$59,060

	May 31, 2020
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$2,152	$610	$2,762
Reportable segment assets	41,103	33,903	75,006
Reportable segment liabilities	(18,173)	(1,000)	(19,173)
	$22,930	$32,903	$55,833

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

22.	SEGMENT INFORMATION (continued)

	May 31, 2021
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenue from license fees	$2,000	$-	$2,000
Revenues from hydrocarbon sales	-	-	-
Other production and maintenance costs	(379)	-	(379)
Gross Profit	1,621	-	1,621
Operating Expenses
Depreciation, depletion and amortization	34	-	34
Selling, general and administrative expenses	3,171	-	3,171
Investor relations	40	-	40
Professional fees	1,476	-	1,476
Salaries and wages	263	-	263
Share-based compensation	616	-	616
Travel and promotional expenses	156	-	156
Other	620	-	620

Financing costs	2,734	-	2,734
Other expense (income)	773	-	773
Gain on settlement of liabilities	48	-	48
Loss on conversion of convertible debt	397	-	397
Loss on debt extinguishment	330	-	330
Interest income	(2)		(2)
Derivative liability movements	1,292	-	1,292

Net loss	$6,383	$-	$6,383

	May 31, 2020
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated

Revenues from hydrocarbon sales	$74	$221	$295
Other production and maintenance costs	1,558	-	1,558
Advance royalty payments	-	325	325
Gross Loss	(1,484)	(104)	(1,588)
Expenses
Depreciation, depletion and amortization	(97)	-	(97)
Selling, general and administrative expenses	(4,818)	(4)	(4,822)
Financing costs, net	(1,560)	-	(1,560)
Derivative liability movements	(32)	-	(32)
Gain on settlement of liabilities	428		428
Gain on settlement of convertible debt	179	-	179
Impairment of investments	(75)		(75)
Interest income	58	-	58

Net loss	$(7,401)	$(108)	$(7,509)

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

23.	COMMITMENTS AND CONTINGENCIES

The company has commitments under equipment financing arrangements entered into in prior periods, see Note 7, above.

The amount of future minimum lease payments under finance leases is as follows:

May 31, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$129,120
1 to 2 years	-
2 to 3 years	-
129,120

The amount of future minimum lease payments under operating leases is as follows:

May 31, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$62,293
1 to 2 years	64,161
2 to 3 years	66,086
3 to 4 years	22,245
214,785

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

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

24.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

On June 4, 2021, in terms of exercise notices received, Cantone exercised warrants for 4,545,454 at $0.55 per share and warrants for a further 1,000,000 shares at an exercise price of $0.475 per share for gross proceeds of $297,500.

On June 7, 2021, in terms of a conversion notice received, Alpha Capital converted $250,000 of the aggregate principal amount of the Alpha capital note entered into on November 6, 2020, at a conversion price of $0.0562 per share for 4,448,399 shares of common stock and the issuance of a warrant exercisable for 4,448,399 shares of common stock at an exercise price of $0.0562 per share.

On June 10, 2021, the Company issued 25,000 shares of common stock as compensation to a board advisor.

On June 10, 2021, in terms of a conversion notice received, Stirling Bridge Resources converted $15,000 of the aggregate principal amount of the convertible note entered into on November 11, 2020, at a conversion price of $0.0562 per share for 569,395 shares of common stock and the issuance of a warrant exercisable for 569,395 shares of common stock at an exercise price of $0.0562 per share, expiring on January 26, 2023.

On June 10, 2021, in terms of an Assignment and Purchase of Debt Agreement entered into between a director of the Company, and Equilibris Management AG (“Equilibris”), the $125,000 Convertible Promissory Note owing to the director was purchased and assigned to Equilibris. On June 15, 2021, in terms of a conversion notice received from Equilibris, the company issued 3,048,780 shares of common stock at a conversion price of $0.041 per share, thereby extinguishing the note.

During June 2021, a promissory note, bearing interest at 10% per annum owing to a private investor with an aggregate principal amount outstanding of $105,000, including interest and penalty interest thereon of $86,779, which had matured, was acquired in terms of an Assignment and Purchase of Debt Agreement by Equilibris Management AG. In terms of an Exchange Agreement entered into between the Company and Equilibris Management, the promissory note was exchanged for a Convertible Redeemable Note, bearing interest at 10% per annum, maturing on June 30, 2021 and convertible into common stock at $0.041 per share. On June 16, 2021, in terms of conversion notice, the Company issued 4,677,532 shares of common stock to Equilibris at a conversion price of $0.041 per share, thereby extinguishing the note.

On June 24, 2021, in terms of an Assignment and Purchase of Corporate Debt Agreement entered into with a debt holder, the debt holder assigned the promissory note due to him of CDN$962,085, including interest and late payment penalties thereon to Equilibris Management AG. Effective June 30, 2021, the Company entered into a Securities Exchange Agreement with Equilibris Management exchanging the CDN$962,085 promissory note with a convertible promissory note for US$771,610 bearing interest at 8% per annum, convertible into shares of common stock at a conversion price of $0.041 per share and maturing on June 22, 2022. On July 1, 2021, in terms of a conversion notice received from Equilibris Management AG, the Company issued 18,819,756 shares of common stock converting the aggregate principal amount of $771,610, thereby extinguishing the note.

On June 24, 2021, in terms of an Assignment and Purchase of Corporate Debt Agreement entered into with a debt holder, the debt holder assigned the promissory note due to him of CDN$38,217, including interest and late payment penalties thereon to Equilibris Management AG. Effective June 30, 2021, the Company entered into a Securities Exchange Agreement with Equilibris Management exchanging the CDN$38,217 promissory note with a convertible promissory note for US$30,652 bearing interest at 8% per annum, convertible into shares of common stock at a conversion price of $0.041 per share and maturing on June 22, 2022. On July 1, 2021, in terms of a conversion notice received from Equilibris Management AG, the Company issued 747,616 shares of common stock converting the aggregate principal amount of $30,652, thereby extinguishing the note.

On June 29, 2021, in terms of debt conversion agreements entered into with Cantone and PCF, the Company issued 1,388,897 shares of common stock at a price of $0.139 per share in settlement of interest and unpaid principal on certain debentures amounting to $193,057.

On July 1, 2021, in terms of a subscription agreement entered into with Cantone Asset Management, LLC, the Company issued a convertible debenture in the aggregate principal amount of $300,000, bearing interest at 8% per annum and maturing on July 1, 2023 and convertible into common stock at a conversion price of $0.12 per share. In addition, the Company issued Cantone a warrant exercisable for 2,500,000 shares of common stock at an exercise price of $0.12 per share expiring on July 1, 2023.

On July 6, 2021, in terms of a debt conversion agreement entered into with Cavalry, the Company agreed to convert unpaid interest amounting to $22,500 on a convertible note entered into on October 12, 2018, unpaid principal amounting to $80,000 and unpaid interest amounting to $30,560 on a convertible note entered into on August 19, 2019, and unpaid principle of $25,000 on a convertible note entered into on August 7, 2020, into 1,681,488 shares of common stock at a conversion price of $0.094 per share for a total of 1,681,488 shares, which have not been issued as yet.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

Expressed in US dollars

24.	SUBSEQUENT EVENTS (continued)

On July 7, 2021, Cavalry exercised warrants for 3,033,980 and 2,666,666, totaling 5,700,646 shares of common stock at an exercise price of $0.412 per share for gross proceeds of $234,867.

On July 9, 2021, the Company entered into a consulting agreement, expiring on June 30, 2023, with Cantone Research, Inc. whereby the consultant will provide financial advisory services for a fee of $30,000 per month, payable in cash or in shares of common stock or warrants at a discount of 10% to the trading price of the common stock prior to the date of issuance. The agreement may not be terminated prior to June 30, 2022, except for cause.

On July 9, 2021, in terms of a conversion notice received, Rijtec Enterprises Limited Pension Scheme converted $32,000 of the aggregate principal amount of the convertible note entered into on November 24, 2020, at a conversion price of $0.0562 per share for 266,903 shares of common stock and the issuance of a warrant exercisable for 206,903 shares of common stock at an exercise price of $0.0562 per share, expiring on January 26, 2023.

In July 2021, in terms of debt conversion agreements entered into with certain directors of the Company, the directors agreed to accept a total of 1,964,108 shares in settlement of $178,253 of outstanding directors fees at a conversion price of $0.07 per share.

Between July 13, 21021 and July 14, 2021, in terms of conversion notices received from Power Up, the aggregate principal amount of 86,350 and interest thereon of $4,710 from a convertible note entered into on January 12, 2021, was converted into 1,049,835 shares of common stock at an average conversion price of conversion price of $0.087 per share.

On, July 16, 2021, in terms of a conversion notice received, a private lender converted $150,000 of the aggregate principal amount of the convertible note entered into on November 30, 2020, at a conversion price of $0.0562 per share for 2,669,039 shares of common stock and the issuance of a warrant exercisable for 2,669,039 shares of common stock at an exercise price of $0.0562 per share, expiring on January 26, 2023.

On July 21 and July 27, 2021, the company granted Cantone Research, Inc. brokers warrants exercisable for 5,208,333 and 260,416 shares or common stock at an exercise price of $0.12 per share, expiring on July 21, and July 27, 2025, respectively.

On July 27, 2021, in terms of subscription agreements received from various subscribers, the company issued 17,874,996 units, each unit consisting of one share of common stock at $0.12 per share and warrants exercisable for 17,874,996 shares of common stock at an exercise price of $0.12 per share, expiring on July 27, 2023, for gross proceeds of $2,145,000.

On August 6, 2021, Mr. Blyumkin, the Chief Executive Officer and a director of the Company has resigned all of his positions within the Company and the Group and Mr. R.G. Bailey has been appointed as the Interim Chief Executive Officer.

On August 9, 2021, the Ontario Securities Commission issued a cease trade order on the company’s stock due to its failure to file its quarterly report on form 10-Q and its related certifications, for the period ended May 31, 2021 by July 30, 2021.

On August 12, 2021, the Company received an irrevocable subscription agreement and funds from a subscriber for gross proceeds of US$750,000 for 6,250,000 units at a unit price of $0.12 per unit. Each unit consisting of one share of common stock and one warrant to purchase a share of common stock at $0.12 per share. The warrants expire 24 months after closing. The foregoing transaction is subject to approval of the directors of the Company and regulatory approval from the Exchange.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended May 31, 2021 and 2020

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020

Advanced royalty payments	$-	$20	$-	$120
Deposits paid on mineral rights	-	-	-	610
Construction of oil extraction plant	116	36	4,894	2,152
	$116	$56	$4,894	$2,882

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020

Advanced royalty payments applied or expired	-	121	-	325
Production and maintenance costs	14	152	379	1,558
	$14	$273	$379	$1,883

Proven reserves

The Company does not have any proven hydrocarbon reserves as of May 31, 2021 and August 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our amended annual report on Form 10-K/A for the fiscal year ended August 31, 2020, filed with the Securities and Exchange Commission on August 19, 2021. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

After optimizing the extraction process following the start-up of the Petroteq Oil Sands Plant (POSP) in January 2021, it was found that certain equipment additions would improve the process of extracting bitumen from the oil sands ore and improve the removal of clay fines from produced oil. It was decided to purchase and install the additional equipment required to improve the process so as to enhance operating efficiencies to support the third-party review of the commerciality of the extraction process. The required equipment was located, installed and commissioned and the POSP restarted in April 2021. While the Company had hoped to restart production sooner, much was learned during the commissioning and restart of the demonstration plant and all of these lessons learned were incorporated into the Front End Engineering Design (“FEED”) for a 5,000 barrel per day (“BPD”) production train. This FEED design was completed by Crosstrails Engineering LLC in July 2021.

The first full load of oil produced by the upgraded POSP was sold in June 2021. The production of the first load of sales oil from the upgraded POSP was an important milestone as it demonstrated that heavy oil from the Utah oil sands could be produced using Petroteq’s Clean Oil Recovery Technology (CORT) process without the use of water and without any requirement for a tailings pond. The buyer paid West Texas Intermediate (“WTI”) pricing of US$70.91 per barrel for the 10.2° API heavy sweet crude oil produced by the POSP. The fact that we received WTI pricing for the oil produced by the POSP demonstrates that the heavy, sweet (low sulfur) oil produced from Utah’s tar sands will likely command a premium price relative to other heavy oils.

Petroteq continued to test ore from various sources in the region, with varying oil quality in the range of 5 to 10 weight percent. The CORT process has been successful in extracting oil from this ore confirming that CORT can handle a wide range of ore specifications.

Petroteq continues to work with a local drilling fluids company to identify customers for the clean sand that results from the POSP for use as a potential frac sand. The fluids company has, to date, taken 340 tons of sand and it is expected that they will take the additional processed sand currently available, together with further sand as it is produced. The proceeds from the sale of sand are expected to be approximately US$15-20 per ton (US$10-15 per barrel).

Kahuna Ventures LLC ("Kahuna"), an energy focused project execution firm, has reviewed POSP operating data, process simulation data, and the 5,000 BPD FEED study and has provided a third-party technical evaluation of the design. The FEED encompasses a production train capable of processing 5,000 bopd from mined oil sands ore. Petroteq anticipates that this FEED can become the starting basis for future 5,000 bopd train designs for use in Utah by Petroteq and potentially by additional licensees in Utah, the US, and other locations worldwide. This "standard" design may need some customization for local site conditions and ore characteristics, but differences are expected to be insignificant.

The FEED incorporates a number of lessons learned from operation of the demonstration plant into the proposed design including improvements in the mixing of crushed ore and solvent, solids separation and solvent recovery. The third-party technical verification report from Kahuna indicated extraction costs of approximately US$13.50 per barrel of oil produced. Mining and ore transport costs will add another US$8.50 per barrel for an estimated operating cost of approximately US$22 per barrel of oil produced, before corporate and SG&A costs and royalty fees. The estimated operating cost of US$22 per produced barrel of oil does not take into account the reduction in net operating costs resulting from the possible sale of produced sand. It is estimated that the sale of produced sand could offset US$10-15 per barrel of operating costs.

The FEED study describes the design data, design requirements, detailed major equipment requirements and general operating philosophies for the development of the 5,000 bopd production train, including a Class 3 (± 25%) cost estimate of approximately US$110 million for construction of the plant on an undeveloped site. This provides for a capital cost of $22,000 per daily barrel of production. The proposed plant covered by the FEED study will consist of an initial 5,000 bopd production train but provides for the possible future expansion to 10,000 bopd through the addition of a second parallel 5,000 bopd train. The capital cost of $22,000 per daily barrel for an initial 5,000 bopd production train installed on an undeveloped site compares very favorably against the cost of plants using more traditional methods of extracting oil from oil sands.

Preliminary estimates for the longest lead equipment items are 48-54 weeks. The overall engineering, procurement and construction of the 5,000 bopd plant are estimated to require 54-62 weeks, barring any significant supply chain upsets or adverse weather conditions during construction and commissioning of the plant. Once constructed and operating, it is estimated that each production train will employ 40-50 persons between mining and plant operations.

Several barrels of produced oil from the POSP have now been received by Quadrise Fuels International plc in the United Kingdom, for the purpose of assessing the suitability of the heavy sweet oil produced by the POSP for their MSAR® technology. Testing of the samples is expected to be completed by the end of August 2021. MSAR® is a low viscosity oil-in-water emulsified synthetic heavy fuel oil (“HFO”). It is manufactured using Quadrise’s proprietary technology to mix heavy oils with small amounts of specialist chemicals and water to a bespoke formulation. According to Quadrise, the resulting emulsion contains approximately 30% water and less than 1% chemicals. The emulsion is a low viscosity liquid at room temperature, which makes it easier to handle and reduces the heating costs for storing, transportation and use in comparison to HFOs.

The demonstration plant has proved that the redesigned CORT process is capable of producing oil in saleable quantities and that the majority of the post processed sand can be sold for various uses. In the near term, Petroteq will only use the demonstration plant to test other oil sands ores and/or show potential investors the plant capabilities.

Results of Operations for the three months ended May 31, 2021 and the three months ended May 31, 2020

Net Revenue, Cost of Sales and Gross Loss

There has been no sale of hydrocarbon products during the three months ended May 31, 2021 and minimal sales of $125,768 during the three months ended May 31, 2021, which was primarily sales of asphalt to the state of Utah.

The cost of sales during the three months ended May 31, 2021 are minimal. The cost of sales during the three months ended May 31, 2020 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses were $4,923,957 and $966,332 for the three months ended May 31, 2021 and 2020, respectively, an increase of $3,957,625 or 409.6%. The increase in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $11,383 and $11,523 for the three months ended May 31, 2021 and 2020, respectively, a decrease of $140 or 1.2%. This amount is immaterial.

Selling, general and administrative expenses

Selling, general and administrative expenses was $1,419,727 and $894,715 for the three months ended May 31, 2021 and 2020, respectively, an increase of $525,012 or 58.7%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $897,574 and $245,635 for the three months ended May 31, 2021 and 2020, respectively, an increase of $651,939 or 265.4%. The increase is due to the accrual of site operating costs of $261,363 incurred by Valkor, an outside engineering cost of $205,000 incurred to assist with improvements in production processes and the balance being primarily attributable to increased legal activity at the corporate level.

b.	Travel and promotional fees was $42,186 and $19,142 for the three months ended May 31, 2021 and 2020, respectively, an increase of $23,044 or 120.4%, the increase is due to increased travel expenses as travel restrictions were lifted during a lull in the Covid-19 pandemic.

c.	Salaries and wages was $85,204 and $245,635 for the three months ended May 31, 2021 and 2020, respectively, a decrease of $160,431 or 65.3%. The decrease is in line with expectations as the mining site has been outsourced to a third party operator.

d.	Stock based compensation was $229,059 and $158,168 for the three months ended May 31, 2021 and 2020, an increase of $70,891 or 44.8%, primarily due to the vesting of certain options issued in the prior period.

e.	General and administrative expenses was $102,687 and $65,263 for the three months ended May 31, 2021 and 2020, respectively, an increase of $37,424 or 57.3%. The increase consists of several individually insignificant expenses; however the overall increase is due to the increased activity at corporate level to support the continued plant improvements.

Financing costs

Financing costs was $1,368,832 and $570,628 for the three months ended May 31, 2021 and 2020, respectively, an increase of $798,204 or139.9%. Financing costs includes; (i) interest expense of $874,995 and $368,417 for the three months ended May 31, 2021 and 2020, respectively, an increase of $505,678, is primarily attributable to penalty interest incurred on the Bay Private equity debt which was assigned to Bellridge during the current period of which a portion was converted to equity; (ii) amortization of debt discount of $493,837 and $368,417 for the three months ended May 31, 2021 and 2020, respectively, an increase of $125,420 primarily due to new debt issued during the current fiscal period with beneficial conversion features and warrants issued to the investors; and (iii) other finance related expense of $0 and $2,183 for the three months ended May 31, 2021 and 2020, respectively, this amount is immaterial.

Derivative liability movements

The derivative liability movements was $2,041,081 and $(628,353) for the three months ended May 31, 2021 and 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the improvement in our stock price over previous periods.

Other expenses (income), net

Other expenses (income) is made up of the following:

●	Loss on settlement of convertible debt

Loss on settlement of convertible debt was $83,894 and $53,130 for the three months ended May 3, 2021 and 2020, respectively, an increase of $30,764. Several conversions of convertible notes were exercised during the current period.

●	Impairment of investments

The investment in First Bitcoin Capital was impaired during the prior period as management performed an assessment on the future viability of this business and determined that there was insufficient resources to support the business model.

●	Interest income

Interest income was $960 and $10,311 for the three months ended May 31, 2021 and 2020, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss and comprehensive loss

Net loss and comprehensive loss was $4,938,238 and $1,113,978 for the three months ended May 31, 2021 and 2020, respectively, an increase of $3,824,260 or 343.3%. The increase is primarily due to the increase in selling, general and administrative expenses, the increase in finance costs and the derivative liability movement, as discussed above.

Results of Operations for the nine months ended May 31, 2021 and the nine months ended May 31, 2020

Net Revenue, Cost of Sales and Gross Loss

During the current period, the Company entered into a Technology License Agreement with Valkor whereby Valkor paid $2,000,000 for a non-exclusive license to the Oil Sands Recovery Technology, the Company has no obligation to delivery any technology or know-how on an ongoing basis to Valkor, therefore the revenue is recognizable immediately.

There has been no sale of hydrocarbon products during the nine months ended May 31, 2021 and minimal sales of $294,809 during the prior period. Revenue generation during the nine months ended May 31, 2020 of $294,809 represents the sale of hydrocarbon products to refineries of $73,541 and sales of asphalt to the State of Utah amounting to $221,268.

The cost of sales during the nine months ended May 31, 2021 consists of minor production expenses. The cost of sales during the nine months ended May 31, 2020 consists of; i) advance royalty payments which expire at the end of the calendar year two years after the payment has been made; and ii) certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses were $8,004,238 and $5,920,647 for the nine months ended May 31, 2021 and 2020, respectively, an increase of $2,083,591 or 35.2%. The increase in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $34,428 and $97,365 for the nine months ended May 31, 2021 and 2020, respectively, a decrease of $62,937 or 64.6%. The decrease is primarily due to the accelerated amortization of leasehold improvements in the prior year, which were incurred at premises previously occupied by the Company, prior to relocating to the current corporate office in Sherman Oaks, California.

Selling, general and administrative expenses

Selling, general and administrative expenses was $3,171,011 and $4,821,819 for the nine months ended May 31, 2021 and 2020, respectively, a decrease of $1,650,808 or 34.2%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $1,475,621 and $1,818,800 for the nine months ended May 31, 2021 and 2020, respectively, a decrease of $343,179. The decrease is primarily due to lower consulting expenses incurred on strategy and marketing efforts as we focused all of our attention on increasing our production capacity and readying the plant for commercial production.

b.	Travel and promotional fees was $156,495 and $651,515 for the nine months ended May 31, 2021 and 2020, respectively, a decrease of $495,020, the decrease is due to a reduction in investor relations and public relations expenses due to a concerted effort to conserve cash. In the current period, the majority of the expense is travel related expenses.

c.	Salaries and wages was $263,295 and $712,698 for the nine months ended May 31, 2021 and 2020, a decrease of $449,403 or 63.1%. The decrease is due to outsourcing of the operating site to a third party during the prior year.

d.	Stock based compensation was $616,311 and $636,275 for the nine months ended May 31, 2021 and 2020, a decrease of $19,964, primarily due to the vesting of certain options issued in the prior period.

e.	General and administrative expenses were $256,087 and $313,480 for the nine months ended May 31, 2021 and 2020, respectively, a decrease of $57,393 or 18.3%. The in the first half of the year, in the last quarter we saw an increase in expenditure as we near production at the Utah plant.

Financing costs

Financing costs was $2,733,820 and $1,559,470 for the nine months ended May 31, 2021 and 2020, respectively, an increase of $1,174,350 or 75.3%. Financing costs includes; (i) interest expense of $1,468,091 and $491,968 for the nine months ended May 31, 2021 and 2020, respectively, an increase of $976,123, is primarily attributable to penalty interest incurred on the Bay Private equity debt which was assigned to Bellridge during the current period of which a portion was converted to equity; (ii) amortization of debt discount of $1,265,729 and $1,040,789 for the nine months ended May 31, 2021 and 2020, respectively, an increase of $224,940 or 31.6%, primarily due to new debt issued during the current fiscal period with beneficial conversion features and warrants issued to the investors; and (iii) other finance related expense of $0 and $26,713 for the nine months ended May 31, 2021 and 2020, respectively, this amount is immaterial.

Derivative liability movements

The derivative liability movements was $1,292,169 and $31,532 for the nine months ended May 31, 2021 and 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the improvement in our stock price over previous periods.

Other expenses (income), net

Other expenses (income) is made up of the following:

●	Loss (gain) on settlement of liabilities

Loss on settlement of liabilities was $48,283 and gain on settlement of liabilities was $(427,907) for the nine months ended May 31, 2021 and 2020, respectively, an increase in loss of $476,190 or 111.3%. Several trade liabilities were settled during the current period at a discount to current market prices.

●	Loss (gain) on settlement of convertible debt

Loss on settlement of convertible debt of $397,090 and gain on settlement of convertible debt of $(178,732) for the nine months ended May 31, 2021 and 2020, respectively, an increase of $575,822. Certain convertible debt with conversions features at a discount percentage to current market prices were converted during the current period and at a premium to current market prices during the prior period.

●	Loss on debt extinguishment

Loss on extinguishment of debt was $330,256 and $0 for the nine months ended May 31, 2021 and 2020, we renegotiated the terms of several convertible notes in the current period, thereby realizing a loss on extinguishment of these notes of $330,256.

●	Impairment of investments

The investment in First Bitcoin Capital was impaired during the prior period as management performed an assessment on the future viability of this business and determined that there was insufficient resources to support the business model.

●	Interest income

Interest income was $2,841 and $57,900 for the nine months ended May 31, 2021 and 2020, respectively. Interest income is currently earned on advances made to third parties. The overall balance due to the Company from third parties has declined over the prior period resulting in lower interest income.

Net loss and comprehensive loss

Net loss and comprehensive loss was $6,383,060 and $7,508,886 for the nine months ended May 31, 2021 and 2020, respectively, a decrease of $1,125,826 or 15.0%. the decrease is primarily due to the increase in gross profit from the sale of licenses and reduced operating costs; a reduction in selling, general and administrative expenses, offset by the increase in finance costs, derivative liability movements and other expenses, as discussed above.

Liquidity and Capital Resources

As at May 31, 2021, we had cash of approximately $307,208. We also had a working capital deficiency of approximately $12,999,107, due primarily to accounts payable, derivative liabilities, short term debt, convertible debentures and accrued interest thereon which remain outstanding as of May 31, 2021. During the nine months ended May 31, 2021, we raised $601,949 in private placements, and a further $1,449,500 in convertible debt, which was offset by the repayment of convertible debt in the aggregate amount of $115,749. We also received federal relief funds of $267,716 during the period to offset the effect that Covid-19 has had on the business. These funds were primarily used on to fund the expansion of the plant, the acquisition of mineral rights, the investment in notes receivable and for working capital purposes.

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

We also intend to construct two new oil extraction facilities and expand the existing facility.

Other Commitments and Contingencies

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at May 31, 2021, include:

Contractual Obligations	Total ($ millions)	Up to 1 Year ($ millions)	2 - 5 Years ($ millions)	After 5 Years ($ millions)
Convertible Debt[1]	8.5	6.9	1.6	-
Promissory notes	0.6	0.6	-	-
Debt[2]	0.6	0.6	-	-
Total Contractual Obligations	9.7	8.1	1.6	-

[1]	Amount includes estimated interest payments and discount amortization. The recorded amount as at May 31, 2021 was approximately $6.8 million.

[2]	Amount includes estimated interest payments. The recorded amount as at May 31, 2021 was approximately $0.6 million.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report Form 10-K/A as filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2021. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report Form 10-K/A as filed with the SEC on August 19, 2021.

We have suffered operating losses since inception and we may not be able to achieve profitability.

At May 31, 2021, August 31, 2020 and August 31, 2019, we had an accumulated deficit of $(97,047,409), $(90,664,349) and $(81,467,953), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of ($6,383,060) for the nine months ended May 31, 2021 and $(12,379,067) and $(15,787,886) as of the years ended August 31, 2020 and August 31, 2019, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We have concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued unaudited condensed consolidated financial statements and related note disclosures for the periods ended May 31, 2019 to February 28, 2021 and our previously issued audited consolidated financial statements for the years ended August 31, 2019 and 2020. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process is time consuming and expensive and, along with the failure to file our quarterly report on this Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

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

As of May 31, 2021, we had issued and outstanding notes in the principal amount of $611,193 and convertible notes in the principal amount of $7,751,821 to certain private investors which have already matured or mature between March 2021 and December, 2023, and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

There is substantial doubt about our ability to continue as a going concern.

At May 31, 2021, we had not yet achieved profitable operations, had accumulated losses of ($97,047,409) since our inception and a working capital deficit of ($12,999,107), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2020 and 2019 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We currently have share purchase warrants to purchase 38,157,987 common shares outstanding at exercise prices ranging from US$0.0412 to US$0.35 and options to purchase 7,250,000 common shares with a weighted average exercise price of CDN $0.71 and notes convertible into an estimated 161,952,638 common shares based on conversion prices ranging from $0.0375 to $0.0562 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

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

None that have not been previously disclosed.

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