Form 10-K
period 2021-08-31
PETROTEQ ENERGY INC.
filed 2021-12-15
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the TSX Venture Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (CAD$0.07 converted to US$0.0552 on February 28, 2021) was approximately: $17,419,452.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of common stock outstanding as of December 14, 2021 was 646,053,821.

Documents incorporated by reference: None.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Annual Report on Form 10-K, “Petroteq,” the “Company,” “we,” “us” and “our” refer to Petroteq Energy Inc.

PETROTEQ ENERGY INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS.

BUSINESS OVERVIEW

We are a holding company organized under the laws of Ontario, Canada, that is engaged in various aspects of the oil and gas industry. Our primary focus is on the development and implementation of our proprietary oil sands mining and processing technology to recover oil from surface mined bitumen deposits. Our wholly-owned subsidiary, Petroteq Energy CA, Inc., a California corporation (“PCA”), conducts our oil sands extraction business through two wholly owned operating companies, Petroteq Oil Recovery, LLC, a Utah limited liability company (“POR”), and TMC Capital, LLC, a Utah limited liability company (“TMC Capital”). Another subsidiary, Petrobloq LLC, a California limited liability company (“Petrobloq”), also wholly owned by Petroteq, is currently dormant.

Oil Sands & Processing

Through PCA, our wholly-owned subsidiary, and PCA’s two subsidiaries POR and TMC Capital, we are in the business of exploring for, extracting and producing oil and hydrocarbon products from oil sands deposits and sediments located in the Asphalt Ridge Are of Uintah County, Utah, utilizing our proprietary extraction technology (the “Petroteq Clean Oil Recovery Technology” or “Extraction Technology”). Our primary oil sands extraction and processing operations are conducted at our Asphalt Ridge processing facility (herein the “Asphalt Ridge Plant” or “Plant”), which is owned by POR.

Petroteq owns the intellectual property rights to the Petroteq Clean Oil Recovery Technology which is used at our Asphalt Ridge Plant to extract and produce crude oil from oil sands utilizing a closed-loop solvent based extraction system.

The Asphalt Ridge Plant initially commenced operations as a pilot plant in 2015 at a site near Maeser, Utah, but was relocated in 2017 to a site near our Asphalt Ridge Mine #1 located on lands a Mining and Mineral Lease Agreement dated as of July 1, 2013, between Asphalt Ridge, Inc., as lessor, and TMC, as lessee, (the “TMC Mineral Lease”). The relocation of the Plant near our existing mine site was designed to improve logistical and processing efficiencies in the oil sands recovery process. The relocation of the Plant occurred during a temporary suspension of our mining and processing operations in 2016 that resulted from a sharp decline in world oil prices. We restarted operations at the end of May 2018 and completed expansion work on the Plant to increase production capacity to 400-500 barrels of oil per day during the last quarter of fiscal 2019 (the quarter ended August 31, 2019). During our testing of the Plant and its increased production capacity during the first quarter of fiscal 2020 (the quarter ending November 30, 2019), we determined that a number of equipment upgrades were required to support continuous operation of the Plant. As discussed below, these upgrades were completed in December 2020.

We had expected to generate revenue from the sale of hydrocarbon products from the Asphalt Ridge Plant commencing in the third quarter ending May 31, 2020. However, due to the COVID-19 pandemic and volatility in oil prices, we reduced operations to a single shift per day during the quarter ending February 29, 2020 and ultimately suspended operations at the Plant during the quarter ending May 31, 2020.

In July 2020, Greenfield Energy LLC (“Greenfield”), a joint venture company formed by TomCo Energy PLC, a UK energy company, and Valkor LLC (“Valkor”), a Texaco limited liability company, assumed the management and operation of the Asphalt Ridge Plant. Under a Technology License Agreement dated July 2, 2019, Petroteq granted to Valkor a non-exclusive license and right to use Petroteq’s Clean Oil Recovery Technology in operations conducted at the Plant. Since July 2020, Greenfield has implemented various upgrades to the Plant to improve operating capacity and reliability and began testing to assess the commerciality of the Plant and Petroteq’s proprietary technology. To improve operational capability during winter months, Greenfield also arranged for buildings to be erected over the nitrogen system and the vapor recovery system and for wind-walls were erected at the mixing tank area and decanter deck at the Plant.

Following the startup of the Plant in January 2021, we determined that certain additional equipment would be required to improve the process of extracting bitumen from oil sands ore and the removal of clay fines from produced oil. The additional equipment was required to transition the plant to commercialization and to demonstrate the commerciality of both the Plant and Petroteq’s Clean Oil Recovery Technology. The required equipment was installed and commissioned and the Plant was restarted in April 2021.

The first full load of oil produced by the Plant was sold in June 2021 by Valkor. The production and sale of the first load of oil from the Plant following a series of upgrades was an important milestone as it demonstrated that heavy oil from Utah oil sands can be produced economically using Petroteq’s Clean Oil Recovery Technology without the use of water and without any requirement for a tailings pond. The buyer paid West Texas Intermediate Crude Oil (“WTI”) benchmark pricing of $70.91 per barrel for the 10.2° API heavy sweet crude oil produced by the Plant. The fact that we received WTI pricing for the oil produced by the Plant demonstrates that the heavy sweet (low sulfur) oil produced from Utah’s oil sands in the Asphalt Ridge area will likely command a premium price relative to other heavy oils.

The 2021 FEED Design Platform

In July 2021, Crosstrails Engineering LLC completed a Front End Engineering Design (the “2021 FEED”) for a 5,000 barrel per day (“BPD”) production train that could be constructed either at the site of the Asphalt Ridge Plant or as a separate oil sands processing facility at an undeveloped site. The 2021 FEED describes the design data, design requirements, detailed major equipment requirement, and general operating philosophies for the development of a 5,000 BPD production train, including a Class 3 (± 25%) cost estimate of approximately $110 million for construction of a new commercial plant as a separate facility. The cost estimates in the 2021 FEED suggest a capital cost of $22,000 per daily barrel of production. A new oil sands processing facility based on the 2021 FEED will consist of an initial 5,000 BPD production train but provides for a possible future expansion to 10,000 BPD through the addition of a second parallel 5,000 BPD train. The capital cost of $22,000 per daily barrel for an initial 5,000 BPD production train installed either as an adjunct to the existing Asphalt Ridge Plant or as a separate processing facility on an undeveloped site compares very favorably with the construction costs of plants and facilities that deploy more traditional methods of extracting bitumen and heavy oil from oil sands.

Preliminary estimates for the longest lead time for procuring equipment for a new 5,000 BPD production train under the 2021 FEED are approximately 48-54 weeks. The overall engineering, procurement and construction of a 5,000 BPD plant are estimated to require 54-62 weeks, barring any significant supply chain upsets or adverse weather conditions during construction and commissioning of the plant. Once constructed and operating, it is estimated that each production train will employ 40-50 persons between mining and plant operations.

Petroteq anticipates that the 2021 FEED may provide the basis for a standard design package for 5,000 BPD production trains constructed by Petroteq or by its technology licensees in Utah and in other parts of the United States and other countries having oil sands and other structures holding substantial bitumen and heavy oil resources. Any standard design package developed from the 2021 Feed may require a certain amount of customization for local site conditions and ore characteristics, but the differences are not expected to be significant.

Status of Mining & Processing Operations

After the April 2021 restart, the Asphalt Ridge Plant was operated intermittently until August 2021, when operations were suspended to allow the Company and its engineering firms to conduct a detailed inspection of the Plant for the purpose of determining whether the Plant’s equipment, and the configuration of its units, would permit the integration or auxiliary construction of a new 5,000 BPD production training based on the 2021 FEED. During this period, exploratory core sampling and testing was conducted of the oil sands resources at Asphalt Mine #1.

Based on the inspections of the Plant’s units and equipment and evaluations of core data taken from areas at and around Asphalt Ridge Mine #1, the Company preliminarily decided, subject to further study and evaluation, to (a) construct a separate 5,000 BPD oil sands processing plant, with the option of adding a second 5,000 BPD production train, on an undeveloped site in the Asphalt Ridge area (and not as an expansion to the existing Plant), (b) continue to operate the Asphalt Ridge Plant where economic conditions support commercial operations, and (c) to augment the supply of oil sands ore from Asphalt Mine #1 as feedstock for the Plant to higher quality oil sands ores and sediments mined or produced from other leases and properties in the Asphalt Ridge area.

In September 2021, we initiated discussions with Valkor for the purpose of developing a long term oil sands ore supply contract with Greenfield for the purchase of oil sands ores produced from mineral leases held or managed by Greenfield in the Asphalt Ridge Northwest area.

The Plant is currently in a winterized shut-down, although it may be restarted and operated upon short notice for demonstration purposes and for the purpose of testing and evaluating different oil sands ores and materials sources from different leases and properties in the Asphalt Ridge area. We currently anticipate that the Asphalt Ridge Plant will resume processing and production operations in February-March 2022. Upon resuming operations, the Plant will be operated primarily for the purpose of processing oil sands ores and bituminous sands sourced from both Asphalt Mine #1 and from Asphalt Ridge leases held or managed by Greenfield or Valkor, and potentially from other sources in the Asphalt Ridge area. The Plant will also be used for demonstration purposes for potential investors and prospective technology licensees and for the purpose of testing and evaluating oil sands and heavy oil source material produced from areas within the Uintah Basin in Utah and in other regions of the United States and other countries as such materials are made available to us.

Research and Development

The Asphalt Ridge Plant has proved that Petroteq’s Clean Oil Recovery Technology, including our redesigned extraction and production process, is capable of producing oil in marketable quantities and that a substantial portion of the “post processed” sand generated by our extraction and production operations may be sold for various uses. Petroteq continued to test ore from various oil sands deposits and resources in the Asphalt Ridge area of Utah, with varying degrees of oil quality and with oil saturations in the range of 5 to 10 percent by weight. Petroteq’s proprietary technology and extraction process has been successful in extracting oil from the different oil sands ores that we have tested, confirming that our oil extraction technology can accommodate a wide range of ore specifications.

During the fiscal year ending August 31, 2021, we engaged Kahuna Ventures LLC, an energy-focused project execution firm, to review the POSP operating data, process simulation data, and our 5,000 BPD FEED study. The technical evaluation conducted by Kahuna Ventures indicated extraction costs of approximately $13.50 per barrel of oil produced. With mining and ore transport costs adding another $8.50 per barrel, this suggests an estimated operating cost of approximately $22 per barrel of oil produced (prior to adjustment for corporate overhead, production related taxes and royalties). The estimated operating cost of $22 per produced barrel of oil does not take into account the reduction in net operating costs that may result from the sale of commercial marketable sand generated during our extraction and production operations, which we estimate could reduce our net operating costs, measured on a per barrel of oil produced basis, by as much as $10-15 per barrel.

Several barrels of produced oil from the Asphalt Ridge Plant have now been tested by Quadrise Fuels International plc in the United Kingdom for the purpose of assessing the suitability of the heavy sweet oil produced by the POSP for their MSAR® technology. MSAR® is a low viscosity oil-in-water emulsified synthetic heavy fuel oil (“HFO”). It is manufactured using Quadrise’s proprietary technology to mix heavy oils with small amounts of specialist chemicals and water to a bespoke formulation. According to Quadrise, the resulting emulsion contains approximately 30% water and less than 1% chemicals. The emulsion is a low viscosity liquid at room temperature, which makes it easier to handle and reduces the heating costs for storing, transportation and use in comparison to HFOs.

In September 2021, Quadrise reported that the testing program, which was completed at the Quadrise Research Facility ("QRF") in Essex, in the United Kingdom, confirmed the ability to produce commercial MSAR® and bioMSAR™ fuels from the sample of heavy sweet oil provided by Greenfield from the POSP and that a report of the testing results has been issued to the client.  Simulations of storage and handling of both MSAR® and bioMSAR™ produced were also completed during the program, which indicated that commercial production of MSAR® and bioMSAR™ fuels would be possible in Utah for potential power and marine end-user applications domestically and internationally. Quadrise further noted that this testing concluded the proof-of-concept work that was scheduled in Phase 1 of the Commercial Trial Agreement between Greenfield and Quadrise announced on August 18, 2020. Quadrise recently reported that Greenfield and Quadrise have entered into discussions regarding potential future trials and deployment of the technology to produce MSAR® and/or bioMSAR™ fuel at a commercial scale.

Petroteq continues to work with a local drilling fluids company to identify customers for the commercially marketable sand generated from the Asphalt Ridge Plant for use in oil and gas hydraulic fracturing or “fracking” operations. The fluids company has to date taken 340 tons of sand and it is expected that it will take the additional processed sand currently available, together with additional quantities of sand as and when they are produced at the Plant. The proceeds from the sale of sand are expected to be approximately $15-20 per ton ($10-15 per barrel).

As announced by Petroteq on November 17, 2020, Greenfield has executed a non-exclusive, multi-site license with Petroteq (the “Greenfield License”). The Greenfield License has been granted in consideration for $2,000,000 in funding that Greenfield has provided to date for upgrades to the Asphalt Ridge Plant. The Greenfield License will allow Greenfield to use Petroteq’s Clean Oil Recovery Technology in any future oil sands processing plants built by Greenfield in the United States. The Greenfield License provides that the ownership of any intellectual property developed as a result of upgrades to or operations conducted at the POSP, including associated trials and testing, will be owned by Petroteq. At the same time, any such intellectual property, including any oil sands technologies developed by Petroteq, will be included within the scope of the Greenfield License and may be used by Greenfield under the terms of the license.

For any future oil sands plants built by Greenfield utilizing the Greenfield License, Greenfield will pay Petroteq a 5% royalty of net revenues received from crude oil and other hydrocarbon products produced from oil sand resources.

In October 2021, Petroteq and Big Sky Resources LLC (“Big Sky”), a company based in Rye, New York, entered into a technology license agreement under which Petroteq granted to Big Sky a non-exclusive, non-transferable license and right to use Petroteq's proprietary technology to design, construct, operate and finance oil sands extraction plants at up to two locations in the continental United States. Under the agreement, Big Sky has agreed to pay Petroteq a one-time, non-refundable license fee of $2 million, which will become payable upon commencing construction of its first plant. The agreement further provides that Big Sky will pay Petroteq a 5% royalty on the net revenue received by Big Sky from the production, sale or other disposition of licensed product from the plants for as long as Petroteq continues to hold enforceable and protected intellectual property rights in the licensed technology in the United States.

Pursuant to the licensing agreement, Big Sky is obligated to engage Valkor LLC (or an affiliate named by Valkor) as the sole and exclusive provider of engineering, planning, and construction services for all oil sands plants built by Big Sky or under its direction. Big Sky has indicated it will work closely with Valkor to identify plant locations in the State of Utah.

ASPHALT RIDGE PROCESSING PLANT

In June 2011, Petroteq commenced the development of the Asphalt Ridge Plant at a site near Maeser, Utah and entered into construction and equipment fabrication contracts for the purpose of evaluating Petroteq’s Clean Oil Recovery Technology in extracting, processing and producing crude oil from oil sands mined from the TMC Mineral Lease and from other deposits located in the Asphalt Ridge area of Utah. By January 2014, our initial processing facility, designed as a pilot plant having processing capacity of 250 barrels per day, was fully permitted and construction was completed by October 1, 2014. Operations conducted at the pilot plant during 2015 allowed us to test and evaluate our proprietary technology at or near the Plant’s capacity. During 2015, the Plant produced approximately 10,000 (gross) barrels of oil from the local oil sands ores, including oil sands deposits located within our TMC Mineral Lease. From this production, 7,777.33 barrels of finished crude oil were sold to an oil and gas distributor for resale to its refinery customers, with the balance of the produced oil used internally to power generators for the Plant. The initial processing plant was flexible in that it had the ability to produce both high quality heavy crude oil as well as lighter oil if needed.

In 2015, with the sharp decline in world oil prices, we determined that the transportation costs incurred in hauling mined ore from our mine site to pilot processing facility, a distance of approximately 17 miles, were adversely affecting the economics of our processing operations. For that reason, we temporarily suspended operations in 2016, and, in 2017, the Plant was disassembled and moved from its original location to the site of our Temple Mountain mining site (referred to as Asphalt Ridge Mine #1) located within the TMC Mineral Lease. During the reassembly of the Plant, additional equipment was installed to increase the Plant’s capacity from 250 barrels per day to 400-500 barrels per day. In May 2018, mining operations at Asphalt Ridge Mine #1 recommenced, and the new upgraded Asphalt Ridge Plant commenced a test production phase of heavy crude oil from oil sands deposits at this site. Work to increase the Plant’s capacity to 400-500 barrels per day was completed during the last quarter of fiscal 2019 (the quarter ended August 31, 2019). Testing, which continued into the first quarter of fiscal 2020 (the quarter ended November 30, 2019), determined that a number of equipment upgrades were required to support continuous operation of the Plant.

Greenfield, a joint venture company established by TomCo and Valkor, assumed responsibility for the management and operations of our Asphalt Ridge Plant in July 2020. Greenfield has made certain upgrades to the Plant to improve its capacity and reliability. During the ensuing year, we anticipate that the Plant will be operated for the purpose of (a) extracting, processing and producing crude oil and other hydrocarbon products from oil sands ores supplied by our Asphalt Mine #1, from Greenfield and potentially from other sources and properties located in the Asphalt Ridge area, (b) evaluating and testing oil sands from varying sources that are impregnated with oils having different qualities and characteristics, and (c) demonstrating the capabilities of Petroteq’s Clean Oil Recovery Technology to potential investors and prospective licensees. Recent budgets for the Plant prepared by Valkor estimate that, during the ensuing year, the Plant will require approximately $3.8 million in capital expenditures and operating expenses and should be able to generate revenue in the range of $4 million.

RESOURCES AND MINING OPERATIONS

Through its acquisition of TMC Capital in June 2015, Petroteq indirectly acquired certain mineral rights under the TMC Mineral Lease, which encompassed approximately 1,229.82 acres of land in the Temple Mountain area of Asphalt Ridge in Uintah County, Utah. In June 2018, Petroteq, acting through POSR, acquired the record lease title and all of the operating rights to produce oil from oil sands resources under two mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands”, each dated June 1, 2018, between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POSR, as lessee, covering lands consisting of approximately 1,351.91 acres that largely adjoin the lands covered by the TMC Mineral Lease (“the Temple Mountain SITLA Leases”). In March 2019, a third SITLA Lease was acquired by Petroteq that added 39.97 acres to the mix in the Temple Mountain area of Asphalt Ridge.

In April 2019 and in July 2019, in two separate transactions, TMC Capital acquired an initial 50% and then the remaining 50% of the oil sands operating rights under five (5) federal (U.S.) oil and gas leases administered by the (U.S.) Department of Interior’s Bureau of Land Management (“BLM”), covering lands located in eastern and south-eastern Utah (“BLM Leases”). The BLM Leases have been included in applications, filed decades ago with the BLM under the (U.S.) Combined Hydrocarbon Lease Act of 1981, for conversion to new “Combined Hydrocarbon Leases” that will eventually allow the development of oil sands resources in the federal lands included within the BLM Leases and in surrounding areas,

As described in more detail below, the TMC Mineral Lease in its original form was terminated effective August 10, 2020, and a new Short-Term Mining Lease, dated the same date, was entered into between Asphalt Ridge, Inc., as lessor, and Valkor, as lessee. Valkor and TMC Capital thereafter entered into a Short-Term Mining and Mineral Sublease dated August 20, 2020 (the “TMC Mineral Sublease”) in which all of Valkor’s rights and interests under the Short-Term Mining Lease were subleased to TMC Capital. As of August 31, 2021, Petroteq (through its subsidiaries) held mineral leases (or the operating rights under leases) covering approximately 7,631.91 net acres within the State of Utah, consisting of approximately 320 acres held under the TMC Mineral Sublease, 1,351.91 acres held under the Temple Mountain SITLA Leases, and 5,960 acres under the BLM Leases.

Between March 14, 2019 and May 31, 2020, we made cash deposits of $1,907,000, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the BLM in Garfield and Wayne Counties, covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by the $1,907,000 cash deposit, with the balance of $1,093,000 still outstanding.

In a letter agreement dated April 17, 2020 between the transferor of the oil and gas leases and TMC Capital, as transferee, the parties, due to uncertainty as to whether all of the 10 leases for which the Company had initially paid deposits would be considered active by BLM and included in new Combined Hydrocarbon Leases (CHLs) under the Combined Hydrocarbon Act of 1981 - agreed to adjust the purchase price as follows: (a) should all 10 of the leases be available and included in CHL’s, the Company will pay the additional $1,093,000 for the rights under the leases; (b) if only a portion of the leases ranging from 4 to 9 of the leases are available and included in CHL’s, the final purchase price of the leases will be between $1.5 million and $2.5 million; and (c) notwithstanding the above, if after a period of 7 years from April 17, 2020, at least six of the leases are not determined to be active and are not included in CHLs the Company shall be entitled to demand a refund of $1.2 million or instruct the Seller to acquire other leases in the same area for up to $1.2 million.

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

The TMC Mineral Sublease covers lands situated in or near Utah’s Asphalt Ridge, an area located along the northern edge of the Uintah Basin and containing oil sands deposits located at or near the surface. Most of the oil-impregnated reservoirs or deposits in the Asphalt Ridge area are found in the Rimrock Sandstone (Mesaverde Group Formations) and in the (Tertiary) Duchense River Formation. Substantial bitumen deposits in the Rimrock and Duchense River Formations extend from the northwest in a southeasterly direction through the lands included in the TMC Mineral Sublease, including the lands included in T5S-R22E (Section 31) where our Asphalt Ridge Mine #1 is located. Bitumen and heavy oil saturated pay thicknesses in lands covered by the TMC Mineral Sublease generally range from 50-200 feet or more, with oil content or saturation averaging approximately 6% by weight.

As announced by Petroteq on October 29, 2020, a recent survey of Petroteq's lease properties has identified three key areas where the oil sands ore appears to have higher oil saturations than what was previously mined. Samples were taken from each location and lab assays of the samples showed that the ore was a higher quality to that mined previously. These areas are currently anticipated to be the focus of Petroteq's mining efforts during the initial operation of the Asphalt Ridge Plant following its restart. In addition, six corehole locations were staked and, subject to rig availability, will be drilled during January. This work is expected to allow Petroteq's mining consultant to develop a detailed mining plan which would direct future mining operations for extended plant operation. No additional exploratory work has been performed in the preceding three years.

The following tables set forth the gross/net undeveloped acreage held under the SITLA Leases and BLM Leases, respectively.

SITLA Leases
Developed/Undeveloped Acreage (Gross/Net)

SITLA Lease #53806
Gross Acres	833.03 acres
Net Acres	833.03 acres

SITLA Lease #53807
Gross Acres	478.91 acres
Net Acres	478.91 acres

SITLA Lease #53918
Gross Acres	39.97 acres
Net Acres	39.97 acres
All Acreage is Currently Undeveloped

BLM Leases Developed/Undeveloped Acreage (Gross/Net)

BLM Lease #U-38071
Gross Acres	1,920.00 acres
Net Acres	1,920.00 acres

BLM Lease #U-08291G
Gross Acres	160.00 acres
Net Acres	160.00 acres

BLM Lease #U-17781
Gross Acres	1,880.00 acres

Net Acres	1,880.00 acres

BLM Lease #U-17979
Gross Acres	720.00 acres
Net Acres	720.00 acres

BLM Lease #U-20860
Gross Acres	1,280.00 acres
Net Acres	1,280.00 acres

All Acreage is Currently Undeveloped

The BLM Leases include lands located either in the P.R. Springs or Tar Sands Triangle Areas of Utah, geographic areas that have been designated STSAs by the (U.S.) Department of Interior.

TMC Mineral Sublease

The TMC Mineral Lease originally issued to TMC Capital in July 2013 has been terminated and replaced with (a) a new Short-Term Mining Lease dated as of August 10, 2020 between Asphalt Ridge, Inc., as lessor, and Valkor, as lessee, and (b) a TMC Mineral Sublease in which all of the rights and interests of Valkor under the Short-Term Mining Lease were subleased to TMC Capital. Under the TMC Mineral Lease, TMC Capital was granted the exclusive right to explore for, mine and produce oil and other minerals associated with oil sands, subject to certain depth limits. The lands covered by and included within the TMC Mineral Sublease include both our Asphalt Mine #1 and the Asphalt Ridge Plant owned by POSR

Previously, TMC Capital was the direct lessee under the TMC Mineral Lease, which was amended on October 1, 2015, March 1, 2016, February 1, 2018, and most recently on November 21, 2018. The primary term of the TMC Mineral Lease originally commenced July 1, 2013 and continued for approximately seven years until August 20, 2020,

The TMC Mineral Sublease has a term that is co-extensive with the term of the Short-Term Mining Lease between Asphalt Ridge, Inc. and Valkor, and originally included an expiration date of June 30, 2021. On July 1, 2021 Asphalt Ridge, Inc. and Valkor amended the Short-Term Mining Lease to extend the term of the lease until December 31, 2021, which in turn extended the term of the TMC Mineral Sublease to December 31, 2021 as well. We anticipate that additional extensions will be agreed upon by December 31, 2021 that will extend the term of the Short Term Mining Lease and the TMC Mineral Sublease as may be required to continue operations under the lease and at the Asphalt Ridge Plant during the ensuing year.

Upon entering into the TMC Mineral Sublease, TMC Capital paid Valkor an initial rental fee in the amount of $25,000 and is required to pay Valkor a monthly rental fee of $15,000 during the term of the TMC Mineral Sublease. TMC Capital is also obligated to pay production royalties consisting of (a) eight percent (8%) of the gross revenue received from the sale or disposition of bitumen or from oil and other minerals derived from processing bitumen extracted from oil sands deposits within the lands covered by the Sublease.

During the year ending August 31, 2020, we received (gross) proceeds of $290,809 from the sale of upgraded or finished oil produced at the Asphalt Ridge Plant from oil sands mined under the TMC Mineral Lease. During our fiscal years ending August 31, 2019 we had sales of $59,335 and for the years ended August 31, 2018 and 2017 and 2016, we had no sales of produced oil since, during this period, we temporarily suspended our mining and processing operations during the relocation, reassembly and expansion of the Plant to a new site located within the TMC Mineral Lease.

During the last five (5) months of 2015, we produced approximately 10,000 barrels of oil, with 2,222 barrels consumed as fuel in plant operations and 7,777.33 barrels sold and delivered to an independent purchaser at the Plant. Our use of produced oil as a fuel source for plant generators in 2015 is no longer necessary since the Plant’s power supply is now provided by a local power company.

The costs associated with extraction and processing operations at the Asphalt Ridge Plant that are used in determining our “Average Production Costs” include the costs of oil sands ore, natural gas liquids, aromatic solvent, operator labor, electricity, propane, nitrogen, water, diesel fuel and rental equipment. The primary costs are the costs of mining oil sands ore, natural gas liquids, aromatic solvents, and labor costs. Other than the aromatic solvents, the condensate used as both a solvent and a feedstock in the processing operations at Plant is produced by processing natural gas liquids through a distillation column, with aromatic solvents then added to the distillate. In addition:

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

During the period of August 2018 through December 2018, our “Average Production Costs” at the Asphalt Ridge Plant decreased to $27 per barrel of oil produced at the facility. During this period, our fixed costs did not differ materially from our August 2015 to December 2015 fixed costs. We do anticipate that any increase in production or throughput capacity at the Plant will result in any reduction of the fixed costs per barrel at the facility.

With respect to variable costs at the Asphalt Ridge Plant, our oil sands ore cost during the 2018 period increased to an average of $6.65 per barrel, due primarily to the quantity and quality of ore processed, but with cost-savings resulting from the relocation of the Plant to the site of our Asphalt Ridge Mine #1 located within the TMC Mineral Lease. In addition, during the 2018 period, our average cost of aromatic solvent decreased to $0.47 per gallon and the average cost of condensate was substantially lower at $2.75 per barrel, due primarily to our production of heavier oil with an API gravity of between 15 and 25 degrees.

The API gravity for the raw heavy oil or bitumen extracted from oil sands ores initially processed at the Asphalt Ridge Plant has averaged approximately 10 degrees. Through the application of our Crude Oil Recovery Technology at the Plant, we are able to produce a crude oil having a range of API gravity of between 10 degrees and 12 degrees. Through our solvent formulation and the select distillation capabilities, we are able to craft final crude oil products that can meet the specifications of a range of customers.

Generally, we have been able to sell the finished oil produced at our Asphalt Ridge Plant at a price representing a discount off an average of published prices for West Texas Intermediate (WTI) crude oil for a specified period.  WTI crude oil is commonly used as a benchmark in pricing oil under oil sales/purchase contracts, particularly in the United States. The discount off the WTI benchmark price is based on a number of factors, including differences that may exist between the specifications of our crude oil and those of WTI crude oil together with the cost of transporting our crude oil to delivery points. Since WTI crude oil generally has an API gravity of between 37-42 degrees, a heavier oil having a lower API gravity in the range of the oil produced at our processing facility will be valued and sold at a price reflecting a discount off the WTI benchmark price. More recently, however, we have been able to sell finished oil produced at the Plant at a price that is closer to or at the WTI benchmark price, suggesting that we are increasingly able to market our produced oils at a premium due to refiner demands for domestic heavy sweet crude oil.

Acquisition of the Asphalt Ridge NW Leases

Recently, TMC Capital and POSR, Petroteq’s operating subsidiaries, and Valkor entered into an “Agreement Governing Reciprocal Assignment of Mineral Leases” dated October 15, 2021 (the “Exchange Agreement”), under which (a) TMC Capital/POSR agreed to assign to Valkor all of their respective rights and interests in the TMC Mineral Lease, the Short-Term Mining Lease, and the Temple Mountain SITLA Leases, and (b) Valkor agreed to assign to TMC Capital all of its rights and interests in the following Utah state mineral leases located in the Asphalt Ridge Northwest area of Uintah County, Utah (the “Asphalt Ridge NW Leases”):

(a) Utah State Mineral Lease for Bituminous-Asphaltic Sands dated as of September 1, 2018 (Mineral Lease No. 53831), executed between the State of Utah, acting by and through the School and Institutional Trust Lands Administration (“SITLA”), as lessor, and Indago Oil and Gas, Inc., as lessee, covering approximately 640 acres;

(b) Utah State Mineral Lease for Bituminous-Asphaltic Sands dated as of September 1, 2018 (Mineral Lease No. 53832), executed between the State of Utah, acting by and through SITLA, as lessor, and Indago Oil and Gas, Inc., as lessee, covering approximately 898.22 acres; and

(c) Utah State Mineral Lease for Bituminous-Asphaltic Sands dated as of June 1, 2018 (Mineral Lease No. 53805), executed between the State of Utah, acting by and through SITLA, as lessor, and Indago Oil and Gas, Inc., as lessee, covering approximately 1,920 acres.

The Asphalt Ridge NW Leases cover or encompass approximately 3,458.22 acres, lands that are located in an area referred to as “Asphalt Ridge Northwest” and in close proximity to mineral leases held by Greenfield. Valkor acquired the Asphalt Ridge NW Leases under an Assignment of Oil and Gas Leases dated June 29, 2021 executed between Indago Oil and Gas Inc., as assignor, and Valkor Energy Holdings, LLC, as assignee, which was approved by SITLA on or about September 10, 2021.

Under the terms of the Exchange Agreement, Valkor has executed an assignment to TMC Capital of the record lease title and all of the operating rights (working interests) under the Asphalt Ridge NW Leases, and TMC Capital has in turn executed assignments transferring to Valkor all of TMC’s rights and interests in the Asphalt Ridge and SITLA Leases located in the Temple Mountain area. However, the reciprocal assignment of the SITLA Leases under the Exchange Agreement, including the assignment of the Asphalt Ridge NW Leases to TMC Capital, will not constitute final and completed transactions until the assignments have been reviewed and approved by SITLA.

Following the execution of the Exchange Agreement in October 2021, TMC Capital and Valkor also entered into the following agreements:

(1) Under an Agreement Governing Assignment of Participation Rights in Mineral Leases, Valkor granted to TMC Capital the right to participate at up to a 50% interest in any future exploration or production operations conducted by Valkor under the Short-Term Mining Lease.

(2) Under an Agreement Governing Assignment of Operating Rights (SITLA Leases), TMC Capital assigned to Valkor all of the operating rights under the Asphalt Ridge NW Leases at depths of 500 feet or more below the surface, with TMC Capital reserving the right to participate at up to a 50% working interest in any exploratory or production operation conducted by Valkor at the deeper intervals. The assignment of the deeper operating rights to Valkor, subject to TMC Capital’s participation rights, is also subject to approval by SITLA.

The Exchange Agreement and the reciprocal assignment of mineral leases between and among TMC, POSR and Valkor will not affect the ownership of the Asphalt Ridge Plant, which will continue to be owned by Petroteq through POSR.

The recent transactions under the Exchange Agreement, including Valkor’s assignment of lease record title and operating rights to TMC Capital in the Asphalt Ridge NW Leases, will expand Petroteq’s oil sands resources in Utah and provide Petroteq with the following additional advantages and benefits:

●	Based on data obtained to date, we estimate that the oil content or saturation rate for the oil sands deposits existing within the lands covered by the Asphalt Ridge NW Leases at approximately 12% by weight. In contract, the oil saturation rate in the oil sands resources under the TMC Mineral Lease and the Short-Term Mining Lease in the Temple Mountain area of Asphalt Ridge has an average oil content or saturation rate of approximately 6% by weight. The difference in oil content or saturation in the oil sands deposits contained within the Asphalt Ridge NW Leases is substantial and should significantly improve the economics of our mining and processing operations as we go forward;

●	The Asphalt Ridge NW Leases contain an oil sands deposit that is contiguous within a single contained area, which will allow for greater efficiencies in our mining and transport operations. In contrast, the oil deposits contained within the original TMC Mineral Lease are contained in separate blocks running along a trend of approximately eight miles and the Temple Mountain SITLA Leases are completely undeveloped with limited exploration;

●	The Asphalt Ridge NW Leases contain substantial oil sands resources in outcroppings located near the surface (with less overburden), creating new and better surface mining prospects for Petroteq and its operating subsidiaries.

Asphalt Ridge NW (SITLA) Leases

The Asphalt Ridge NW Leases acquired by TMC Capital under the Exchange Agreement are Utah state bituminous mineral leases having a primary term of ten (10) years and an extended term thereafter for as long as (a) oil and hydrocarbon products extracted from oil sands are produced in paying quantities, or (b) the mineral lessee is otherwise engaged in diligent operations, exploration or development activity and certain other conditions are satisfied. Generally, the term of the Asphalt Ridge NW Leases may not be extended beyond the twentieth year of their effective dates except by production in paying quantities. An annual minimum royalty or rental of $10 an acre must be paid during the first ten years of the leases; from and after the 11th year of the leases, the annual minimum royalty may be adjusted by the lessor based on certain “readjustment” provisions in the leases.

During the development of the Exchange Agreement that resulted in Valkor’s transfer of the Asphalt Ridge NW Leases to TMC Capital, Petroteq obtained a preliminary resource evaluation report from an independent engineering firm estimating approximately 85-90 million barrels of oil in place within the oil sands deposits located within the leases.

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

SUMMARY OF PRODUCTION ROYALTIES

Technology Transfer Agreement

Pursuant to the terms of a technology transfer agreement dated November 7, 2011 that we entered into with Vladimir Podlipsky, the developer of Petroteq’s Clean Oil Recovery Technology, we are obligated to pay Mr. Podlipsky a royalty on production from each processing plant that we own or operate that uses the technology, starting with the construction and operation of a second plant. The royalty, if and at such time as it becomes payable, will consist of 2% of gross sales if the price of heavy oil is below $60 per barrel; 3% of gross sales if the price of heavy oil is between $60 and $69.99 per barrel; 3.5% of gross sales if the price of heavy oil is between $70 and $79.99; and 4% of gross sales if the price of heavy oil is greater than $80 per barrel.

TMC Mineral Lease

Under the TMC Mineral Lease, TMC Capital held 100% of the working interests (subject to a 1.6 % overriding royalty previously granted to Temple Mountain Energy, Inc.), with production royalties under a sliding scale starting at 8% of the gross proceeds derived from the sale or disposition of oil (including bitumen) and other hydrocarbon products produced from oil deposits within the lease.

In addition, TMC was required to make certain advance royalty payments to the lessor. During the period from July 1, 2018 to June 30, 2020, the minimum payments were $100,000 per quarter. The minimum payments were to increase to $150,000 per quarter beginning July 1, 2020. The TMC Mineral Lease was terminated in August 2020 and replaced with the Short-Term Mining Lease issued to Valkor and the TMC Mineral Sublease between Valkor and TMC Capital.

Production royalties payable under the TMC Mineral Sublease are 8% of the gross sales revenue, subject to certain adjustments.

Asphalt Ridge NW (SITLA) Leases

Under the terms of the Asphalt Ridge NW Leases, TMC Capital will be required to pay: (i) an annual rent equal to the greater of $1 an acre or a fixed sum of $500 (without regard to acreage); and (ii) a production royalty of 8% of the market price received for oil and hydrocarbon products produced from the leases at the point of first sale, less reasonable actual costs of transportation to the point of first sale. After the tenth year of the leases, SITLA (the lessor) may increase the royalty rate by as much as one percent (1%) per year up to a maximum of 12.5%, subject to a proviso that production royalties under the leases shall never be less than $3.00/bbl during the term of the leases.

BLM Leases

Under the BLM Leases, production royalties are governed by BLM regulations and are payable to the U.S. Department of Interior at the rate of 12.5% of the amount or value of the production removed and sold. The interests acquired by TMC under the BLM Leases are also subject to a 6.25% overriding royalty reserved by predecessors-in-title.

PERMITS AND TAXES

On September 15, 2008, a large mining permit was granted to TME Asphalt Ridge, LLC by the State of Utah Division of Oil, Gas, and Mining (“UDOGM”) for the mining and development of the Asphalt Ridge Mine #1, an open pit mine located on lands included within the TMC Mineral Lease.

On or about July 9, 2015, UDOGM approved an application filed by TMC Capital to transfer the “Notice of Intention to Commence Large Mining Operations” for the Asphalt Ridge Mine #1 (Permit # M/047/0089) from TME Asphalt Ridge LLC to TMC Capital. On October 27, 2017, UDOGM granted final approval to TMC Capital’s “Amended Notice of Intention to Commence Large Mining Operations” and issued final Permit # M/047/0089 authorizing TMC Capital to conduct operations at Asphalt Ridge Mine #1.

Mining operations, including the initial development of the mine at the property and removal of a portion of the overburden soil layer, have already been performed. In addition to the mining permits, all environmental, construction, utility and other local permits necessary for the construction of the Asphalt Ridge Plant and processing oil sands ores and sediments have been granted to Petroteq’s operating subsidiaries.

Specifically, a Groundwater Discharge Permit was issued by the Utah Department of Environmental Quality (Division of Water Quality, Water Quality Board) (“UDEQ”), on July 26, 2016 (expiration on July 27, 2021), covering disposal of tailings from ore sands produced from the land area encompassed by the Asphalt Ridge Mine #1. This permit, required by Utah law even though our processing facility does not use a water-based process, authorizes a return of residual sand tailings to the mine for backfill and capping. A Small Source Registration air permit was issued by UDEQ by a letter dated November 2, 2018. The letter confirms that the Asphalt Ridge Plant is exempt from any requirement of additional air quality permits since the facility produces less emissions than the level that would require a special air permit. A Conditional Use Permit (“CUP”) was issued by the Uintah County (Utah) Commission to us on January 29, 2018, for the operation of the Plant. The CUP is a right/interest in land under Utah law and will continue in effect in perpetuity.

The oil and gas properties (including plants, equipment etc.) included in our private mineral leases are subject to the State of Utah’s property (ad valorem) tax. The actual tax rate is established by each county in the State (and therefore may vary) and is generally assessed against the “fair market value” of the property. Under Utah Code § 59-2-1103, the oil and gas properties included in the SITLA Leases are exempt from the State’s property (ad valorem) tax (although this exemption does not apply to improvements on state lands).

Under Utah Code § 59-5-120, beginning January 1, 2006 and ending June 30, 2026, no severance (production) tax will be imposed on oil and gas produced from oil sands (tar sands). Accordingly, severance tax will not be owed to the State of Utah on the production of oil and hydrocarbon substances from the TMC Mineral Sublease or our SITLA Leases until after June 30, 2026.

PETROTEQ’S PROPRIETARY EXTRACTION TECHNOLOGY

Petroteq intends to continue to develop its business and operations by (a) producing and marketing crude oil and hydrocarbon products (and sand byproduct) from oil sands resources under its mineral leases, or that may be acquired from third parties, through the use of Petroteq’s Clean Oil Recovery Technology, and (b) marketing its proprietary technology through licenses and other co-venture arrangements with third parties. The centerpiece of our proprietary technology consists of a patented closed loop, continuous flow, scalable and environmentally safe extraction technology and involves a process that can extract crude oil (primarily bitumen and heavy oil) and other hydrocarbon products from a wide range of oil sands deposits and other hydrocarbon sediment types. Petroteq’s oil extraction process takes place in a completely closed loop system that continuously recirculates and recycles the solvent after it has separated the bitumen and heavy oils from the oil sands. The closed loop system is capable of recovering up to 99% of all hydrocarbons from the oil sands. The only two end products that are produced through our proprietary extraction are high quality heavy oil and clean sand, making this technology environmentally benign.

Petroteq’s Clean Oil Recovery Technology, which has been modified since 2015, utilizes no water in the process, is anticipated to produce minimal greenhouse gases, and is expected to extract up to 99% of all hydrocarbon content and recycle up to 95% of the solvents. The proprietary solvent composition used in the process is expected to dissolve up to 99% of heavy bitumen/asphalt and other lighter hydrocarbons from the oil sands and prevent their precipitation during the extraction process. Solvents used in this composition form an azeotropic mixture which has a low boiling point of 50 – 65 °C (degrees Celsius) and it is expected to allow recycling of over 95% of the solvent.

In the oil extraction and upgrade process utilized at the Asphalt Ridge Plant, the bitumen crude oil that is extracted from mined oil sands has an average API gravity of 9-12 degrees.

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

Our oil extraction process, developed and used in the Asphalt Ridge Plant during its pilot phase, has a Feed/Bottoms heat exchanger, a Solvent Vaporizer (heat exchanger), a Solvent Scrubber (vessel), air-cooled condensers, an air-cooled product cooler, a Bitumen Product Pump, and an oil heater plus a propane tank as the energy source. The bitumen/solvent slurry is routed via a pump to the Feed/Bottoms Exchanger where it is pre-heated both to cool the exiting product as well as to integrate the heat available from the flash distillation process. This pre-heated slurry is then heated in the Solvent Vaporizer to approximately 405°F to vaporize essentially all of the solvent from the bitumen product. This two-phase stream is then flashed across a control valve and routed to the Solvent Scrubber where the gaseous solvent stream exits the vessel and is routed to air-cooled condensers where it will be liquified and returned to the storage vessel to be re-used. The resultant hot bitumen is pumped through the Feed/Bottoms exchanger via the Bitumen Product Pump and cooled prior to entering an air-cooled exchanger where it is cooled to 180°F, the temperature at which the product is stored. If it is desired that solvent be left in the bitumen for transportation purposes, the temperature of that back end flash distillation process can be controlled.

Petroteq has received patents in the United States, Canada and Russia that protect the claims and processes embodied in its Clean Oil Recovery Technology. See “Intellectual Property” below.

INTELLECTUAL PROPERTY

On March 27, 2013, Petroteq entered into an intellectual property license agreement in a private arm’s length transaction with TS Energy Ltd, a Canadian company, which has agreed to act as the sole and exclusive licensee of our Clean Oil Recovery Technology within Canada and the Republic of Trinidad and Tobago.

On July 2, 2019, Petroteq entered into an intellectual property license agreement with Valkor LLC, a company based in Katy, Texas, for the non-exclusive, non-transferable use of Petroteq’s Clean Oil Recovery Technology on a worldwide basis (subject to any exclusive license agreements in effect) in the engineering, construction and operation of oil sands plants. The agreement requires Valkor to invest (or secure investment of) a minimum of $20 million towards the construction of an oil sands plant by December 2020, and to have in production a minimum of 1,000 barrels per day. The agreement also requires Valkor to pay a one-time non-refundable license fee of $2 million per oil sands plant commissioned, with 50% payable upon start of construction and the remainder payable upon first production. The agreement further provides that Valkor will pay a five percent (5%) royalty based on annual gross sales for so long as the licensed technology is covered by a valid claim in the country in which it is used.

We rely upon patents to protect our intellectual property. We have obtained patents in the United States, Canada and Russia that protect our Clean Oil Recovery Technology. The following sets forth details of our issued patents.

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

We have tested our Clean Oil Recovery Technology from oil sands sourced from both the Asphalt Ridge area of Utah and from different parts of the world that have different hydrocarbon chemical compositions. To date, we have conducted tests with oil sands from Russia, China, Indonesia and the Middle East. Our tests with Russian oil sands, which were the only tests of our Extraction Technology with oil sands from different parts of the world that were conducted by third parties, were conducted in Ufa, Bashkorkostan (Russia) by a third party (KVADRA) retained by us to perform the tests using a multi-ton pilot plant, used the local oil sands ore with oil saturation in a range of 7-10%, and resulted in industrial quantities of heavy oil. From the tests conducted in Ufa, an average of 70 metric tons of raw oil sands material were processed per day resulting in 5,475 kg of heavy asphaltenic oil per day. Other tests, consisting of oil sands samples from China, Indonesia and Jordan, were conducted internally at Petroteq’s laboratory in San Diego using lab bench testing with our own solvent blend that produced approximately one to two pound quantities. By introducing the solvent mixture to crushed and treated ore containing bitumen oil, the oil was separated by recycling the solvent with a laboratory-scale rotor vacuum evaporator. Sand tailings were separated by centrifuge and dried under the vacuum.

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

REGULATION

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, and the plugging and abandoning of wells. Full mining permits have been granted to POR from the State of Utah Division of Oil, Gas, and Mining for the mining and development of the Asphalt Ridge Mine #1 located in the Asphalt Ridge area of Utah. In addition to the mining permits, all environmental, construction, utility and other local permits necessary for the construction of the plant and the processing of the oil sands have been granted to POR. Our operations are also subject to various conservation laws and regulations.

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

Our common shares are listed on the TSX Venture Exchange (the “TSXV”) under the trading symbol “PQE” but currently suspended from trading, the Frankfurt Exchange under the trading symbol PQCF.F and on the OTC Pink under the trading symbol “PQEFF”.

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

RECENT DEVELOPMENTS

Suspension of trading on the TSX Venture Exchange (“TSXV”)

The Company is under a cease trade order invoked by the TSXV on August 6, 2021.

The Company filed the 2021 Q3 Filings on SEDAR and with the United States Securities and Exchange Commission (the “SEC”) on August 19, 2021. In addition, on August 19, 2021, the Company’s amended financial statements and management’s discussion and analysis for the eight quarters from May 31, 2019 to February 28, 2021 were filed on SEDAR and with the SEC, as contained in the Company’s amended annual reports on Form 10-K/A for the financial years ended August 31, 2019 and August 31, 2020, and in the Company’s amended quarterly reports on Form 10-Q/A for the periods ended May 31, 2019, November 30, 2019, February 29, 2020, May 31, 2020, November 30, 2020 and February 28, 2021. The Company’s amended financial statements and management discussion and analysis for the period ended February 28, 2019 were filed on SEDAR on August 23, 2021, and with the SEC on August 25, 2021, as exhibits to the Company’s current report on Form 8-K.

As a result of the issuance of the TSXV Cease Trade Order (“CTO”) on August 6, 2021, the Exchange suspended trading of the Company’s Common Shares. As part of the Exchange’s review of the Company’s reinstatement application, the Exchange reviewed the Company’s financial statements for the three and nine months ended May 31, 2021 and raised concerns over unapproved filings. As a result of an internal investigation the Company identified several transactions (“Transactions”) reported in SEDAR (“Canada”) and EDGAR (“United States”) that had not been submitted for approval by the Toronto Stock Exchange.

Based on the Company’s initial review of the Transactions, it is estimated that a total of 54,370,814 Common Shares were issued as a result of the Transactions. While some of the issued Common Shares, namely, 4,336,972, are estimated to have been issued at prices above what the Exchange would have otherwise approved, 50,033,842 are estimated to have been issued at share prices below what the Exchange generally approves for convertible securities. While the Company is now making the necessary submissions to the Exchange for the Transactions, they may not all be accepted for approval by the Exchange and as a condition to reinstatement of trading on the Exchange the Company may need to take remedial action to ensure that Transactions are in compliance with the Exchange.

The net proceeds of the Transactions that resulted in new funds to the Company were used for expansion of the Company’s oil sands processing plant in Utah and for working capital.

The Company continues to work with the Exchange on a reinstatement of trading and will update the market as developments warrant. However, the Exchange has indicated that these matters and their review of the Transactions may take some time to resolve and that a reinstatement to trading is not expected in the near term.

Unsolicited takeover bid by Viston United Swiss AG

On October 27, 2021, 2869889 Ontario Inc., an indirect, wholly-owned subsidiary of Viston United Swiss AG commenced a conditional, unsolicited takeover bid (the “Offer”) to acquire all of the issued and outstanding Common Shares of the Company. Viston filed a Tender Offer Statement with the SEC relating to the Offer on Schedule TO under section 14(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on October 25, 2021, and an amendment to the Tender Offer Statement on October 27, 2021. As set forth in the Solicitation/Recommendation Statement on Schedule 14D-9 under section 14(d)(4) of the Exchange Act filed with the SEC on November 9, 2021, shareholders were advised that the Board of Directors was not yet in a position to make a recommendation to shareholders to accept or reject the Offer, and that the Company has retained Haywood Securities Inc. as financial advisor to the Company and the Board of Directors.

Exchange of mineral leases

Under the terms of an agreement dated October 15, 2021 between Petroteq Oil Recovery, LLC and TMC Capital, LLC, two of the Company’s U.S. subsidiaries, and Valkor Energy, LLC (the “Exchange Agreement”), Petroteq Oil and TMC Capital agreed to assign to Valkor all of their respective rights and interests in the TMC Mineral Lease located near Temple Mountain in the Asphalt Ridge area of Uintah County, Utah, including interests under a sublease to a Short-Term Mining Lease obtained by Valkor in August 2020, and in three Utah state oil sands leases that are contiguous to or in close proximity to the lands encompassed by the TMC Mineral Lease.

In a separate agreement, Valkor granted to provide TMC Capital the right to participate, at up to a 50% working interest, in any future operations conducted by Valkor under the TMC Mineral Lease or the Short-Term Mining Lease held by Valkor covering acreage formerly included in the TMC Mineral Lease, or on any of the lands covered by either of the leases.

To complete the exchange under the Exchange Agreement, Valkor agreed to assign to TMC Capital all of its rights and interests in three Utah state oil sands leases located in Uintah County, Utah, in an area referred to as Asphalt Ridge Northwest (the “Asphalt Ridge NW Leases”), including the “record lease title” and all of the operating rights (i.e. working interests) under the leases.

In a separate agreement, TMC Capital agreed to assign to Valkor the operating rights under the three Asphalt Ridge NW Leases at subsurface depths below 500 feet, with TMC Capital retaining a right to participate, at up to a 50% working interest, in any operation conducted by Valkor at the deeper intervals.  Under this agreement, each party will have the right to participate, at up to a 50% joint ownership basis, in any new oil sands processing plant constructed on lands covered by the Asphalt Ridge NW Leases.

As of October 28, 2021, each of the agreements and assignments required to consummate the reciprocal assignment of leases between the Company’s subsidiaries and Valkor has been executed and all of the transactions have been tentatively completed, subject to the approvals that must be obtained from the State of Utah’s School and Institutional Trust Lands Administration (SITLA).

The exchange of mineral properties between the Company’s subsidiaries and Valkor - resulting in the Company’s acquisition of record title and all interests under the Asphalt Ridge NW Leases - creates substantial benefits and opportunities for the Company, including:

(a)	The Asphalt Ridge NW leases contain an oil sands deposit that is contiguous within a single contained area. This will allow for greater efficiencies in mining and in ore transport operations. By contrast, the original TMC Mineral Lease in the Temple Mountain area of Asphalt Ridge encompasses three separate deposits running along a trend over about 8 miles, a structural outlay requiring substantial development and transport costs.

(b)	Based on historical well data from deposits adjacent to and surrounding the Asphalt Ridge NW Leases, the oil content or saturation in the deposit of oil sands within the Asphalt Ridge NW Leases is expected to average in the range of 12% by weight. In contrast, the oil sands ores mined or produced from lands within the TMC Mineral Lease in the Temple Mountain area have an average oil content or saturation in the range of 6% by weight. The higher oil content in the oil sands deposit located within the Asphalt NW Leases should provide for better yields per ton of bulk oil sand processed and improved project economics for a 5,000 barrel per day commercial plant that is being considered by the Company in this area.

(c)	Because a substantial part of the oil sands deposit within the Asphalt Ridge NW Leases is close to the surface and extends into various outcroppings, extraction and production may be conducted by surface mining where less overburden will need to be removed before initiating mining operations.

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

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, have imposed restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. The pandemic has had a material adverse effect on our operations.

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

At August 31, 2021, August 31, 2020 and August 31, 2019, we had an accumulated deficit of $(100,138,592), $(90,664,349), and $(78,285,282), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of $(9,474,243) and ($12,379,067) for the years ended August 31, 2021 and August 31, 2020, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to develop or sustain the revenue levels necessary to attain profitability.

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

We had concluded that certain of our previously issued financial statements should not be relied upon. We have restated our previously issued audited consolidated financial statements and related note disclosures as of and for the year ended August 31, 2020 and 2019. We do not intend to restate our unaudited condensed consolidated financial statements and related note disclosures as of and for the three and six months ended February 28, 2019 and 2018 which were included in our initial registration statement on Form 10 originally filed with the SEC on May 22, 2019, and amended by Amendment No. 1 thereto filed with the SEC on June 24, 2019 and by Amendment No. 2 thereto filed with the SEC on July 5, 2019, and such unaudited condensed consolidated financial statements and related note disclosures should not be relied on. The restatement process was time consuming and expensive and, along with the failure to file our quarterly report on Form 10-Q for the period ended May 31, 2021 with the SEC in a timely manner, could expose us to additional risks that could have a negative effect on our Company. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of our previously issued financial statements. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the restatement.

The restatement of our financial statements may in the future lead to, among other things, future stockholder litigation, loss of investor confidence, negative impacts on our stock price and certain other risks.

There can be no assurance that litigation against the Company and/or its management or Board of Directors might not be threatened or brought in connection with matters related to our restatements. As a result of the circumstances giving rise to the restatements, we have become subject to certain additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatements, potential stockholder litigation, government investigations, and potential claims by Redline Capital Management S.A. as described under Part I, Item 3. - Legal Proceedings. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

We expect that our revenues will be limited until our Asphalt Ridge processing facility has become fully operational and we are at full production.

The losses from continuing operations over the past four fiscal years have been largely due to the relocation, reassembly and expansion or our processing facility, and we have faced additional challenges with the onset of the COVID-19 pandemic. As described elsewhere in this Annual Report, the relocation of our Asphalt Ridge processing facility from its original site near Maeser, Utah, to its present site on the TMC Mineral Lease in 2017 occurred during a temporary suspension of our oil sands mining and processing operations that we had initiated in 2016 in the face of a sharp decline in world oil prices, and our resulting inability to operate profitably at low volumes of output. We restarted operations at the end of May 2018, and completed expansion work on the processing facility to increase production during the last quarter of fiscal 2019. We had expected to generate revenue from the sale of hydrocarbon products commencing in the third quarter ended May 31, 2020. However, due to the COVID-19 pandemic, we had suspended production of hydrocarbon products. Even once we resume production, we anticipate that our revenue will be limited until we are at full production. We expect that we will require additional capital to continue our operations and planned growth.

The failure to comply with the terms of our secured notes could result in a default under the terms of the note and, if uncured, it could potentially result in action against the pledged assets.

As of August 31, 2021, we had issued and outstanding convertible notes in the principal amount of $10,126,246 to certain private investors which mature between September 1, 2021 and July 21, 2025 and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

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

At August 31, 2021, we had not yet achieved profitable operations, had accumulated losses of $(100,138,592) since our inception and a working capital deficit of $(6,264,427) and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past five years. As at August 31, 2020 and August 31, 2019, we had an accumulated deficit of $(90,664,349) and $(78,285,282), respectively and a working capital deficit of $(12,955,134) and $(9,268,763), respectively. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2021 and 2020 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our operations are dependent upon us maintaining access to mineral leases.

TMC, one of our wholly owned operating subsidiaries, holds certain mining and mineral production rights under the TMC Mineral Lease, covering lands consisting of approximately 1,229.82 acres located in the Asphalt Ridge area in Uintah County, Utah. The Company has entered into an agreement with Valkor Energy to exchange our TMC Mineral Leases for certain STLA leases situated nearby, subject to the approval of SITLA.

Any relocation or construction of a new processing facility from the TMC Mineral Lease, or the acquisition of other mineral leases for our operations, would require extensive plant relocation and construction work and new regulatory permits to allow our processing facilities at a new lease or mine site to becoming operational. There can be no assurance that we could economically relocate our processing facility to other leases or that we would be able to obtain new or substitute mineral leases, if necessary, upon or under acceptable terms, or that any new or substitute leases would permit us to relocate our processing facility to a site within such leases.

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

Licenses and permits are required for our company to operate in some jurisdictions, and the loss of or failure to renew any or all of these licenses and permits or failure to comply with applicable laws and regulations could prevent us from either completing current projects or obtaining future projects, and thus, materially adversely affect our business.

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

Our common shares are currently quoted on the TSXV, the Frankfurt Exchange and the OTC Pink Sheets markets. Our common shares are currently subject to a cease trade order on the TSXV, as mentioned above.  Our common shares, however, are very thinly traded, and we have a very limited trading history.  There could continue to be volatility in the volume and market price of our common shares moving forward.  This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to the oil and gas industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common shares and the relative volatility of such market price.

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

As of December 14, 2021, we have share purchase warrants to purchase 73,148,824 common shares outstanding at exercise prices ranging from $0.055 to $0.23 and options to purchase 7,250,000 common shares with a weighted average exercise price of CDN $0.79 and notes convertible into 118,391,331 common shares based on conversion prices ranging from $0.042 to $0.12 per share. The issuance of the common shares underlying the share purchase warrants, options and convertible notes will have a dilutive effect on the percentage ownership held by holders of our common shares.

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

The 2021 threshold for WTO investors that are state-owned enterprises (“SOEs”), as defined in the Investment Act, will be CDN$415 million based on the book value of the Canadian business’ assets.

The 2021 thresholds for review for direct acquisitions of control of a publicly-traded Canadian entity by private sector investor WTO investors (CDN$1.043 billion) and private sector trade agreement investors (CDN$1.565 billion) are both based on the “enterprise value” of the Canadian business being acquired, where the enterprise value is the target’s market capitalization, plus total liabilities (less operating liabilities), minus cash and cash equivalents.

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

As of August 31, 2020, we had accumulated net operating losses (NOLs), of approximately CDN $31.0 million. Varying jurisdictional tax codes have restrictions on the use of NOLs, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership. Based upon an analysis of our equity ownership, we do not believe that we have experienced such ownership changes and therefore our annual utilization of our NOLs is not limited. However, should we experience additional ownership changes, our NOL carry forwards may be limited.

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

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our registered office address in Canada is Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario M5X 1E2, Canada. Our principal executive offices are located at 15315 W. Magnolia Blvd, #120, Sherman Oaks, California 91403. The monthly base rent is $5,089 for the approximately 2,196 square foot premises and the lease term is five years.

As of August 31, 2021, TMC Capital and POSR held the exclusive right to mine, extract and produce oil and associated hydrocarbons and minerals from oil sands containing heavy oil and bitumen under mineral leases covering approximately 1,671,91 acres near Temple Mountain in the Asphalt Ridge area in Uintah County, Utah, including approximately 320 acres held under the TMC Mineral Sublease and an additional 1,351.91 acres held under three Temple Mountain SITLA Leases. In 2019, TMC Capital acquired the operating rights under five BLM Leases covering lands consisting of approximately 5,960 acres situated in Uintah, Wayne and Garfield Counties, Utah. We have recently completed the construction and initial expansion of our Asphalt Ridge Plant, which currently covers an area of approximately 20,000 square feet and is located on three acres of land within the lands included within the TMC Mineral Sublease in Uintah County, Utah.

More recently, TMC Capital, POSR and Valkor entered into a reciprocal assignment exchange agreement dated October 15, 2021, under which (1) TMC and POSR assigned to Valkor all of their rights and interests in the TMC Mineral Lease (and the Short-Term Mining Lease held by Valkor) and in the Temple Mountain SITLA Lease, and (2) Valkor assigned to TMC Capital all of its rights and interests (including the record lease title and operating rights) in the Asphalt Ridge NW Leases consisting of three Utah state mineral leases located in the Asphalt Ridge Northwest area of Uintah County, Utah. Under this agreement, once the exchange of SITLA Leases is approved by SITLA, Petroteq (acting through TMC Capital) will hold three new SITLA Leases encompassing approximately 3,458.22 acres in an area called “Asphalt Ridge Northwest”.

In addition, under other agreements entered into between or among TMC Capital, POSR and Valkor in October 2021, (a) Valkor granted to TMC Capital the right to participate, up to a 50% working interest, in all exploratory, mining and production operations conducted by Valkor under its Short-Term Mining Lease encompassing the acreage that is subject to the TMC Mineral Sublease, and (b) TMC Capital granted to Valkor the operating rights in at or below 500 feet below the surface under the Asphalt Ridge NW Leases, with TMC Capital reserving the right to participate, at up to a 50% working interest, in all exploratory and production operations conducted by Valkor in deeper (below 500 feet subsurface or more) oil sands deposits and reservoirs.

With the recent reciprocal exchange of mineral leases by TMC Capital, POSR and Valkor, Petroteq (through POSR) will continue to own the Asphalt Ridge Plant in the Temple Mountain area of Asphalt Ridge. In addition, it is anticipated that Petroteq (acting through TMC Capital) and Valkor will, during the ensuing year, will determine whether a new 5,000 BPD oil sands processing plant utilizing Petroteq’s Clean Oil Recovery Technology should be constructed and operated on lands covered by the Asphalt Ridge NW Leases.

Item 3. Legal Proceedings.

Legal Matters

On December 27, 2018, the Company executed and delivered: (i) a Settlement Agreement (the “Settlement Agreement”) with Redline Capital Management S.A. (“Redline”) and Momentum Asset Partners II, LLC; (ii) a secured promissory note payable to Redline in the principal amount of $6,000,000 (the “Note”) with a maturity date of 27 December 2020, bearing interest at 10% per annum; and (iii) a Security Agreement (together with the Settlement Agreement and the Note, the “Redline Agreements”) among the Company, Redline, and TMC, an indirect wholly-owned subsidiary of the Company.

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

Item 4. Mine Safety Disclosures

We will commence open cast mining at our TMC sites once our plant is fully operational. In terms of the additional disclosure required, we provide the following information.

1.	TMC Mining Operations:

TMC Capital’s mining operations are conducted primarily at Asphalt Ridge Mine #1, which is located on lands covered by the TMC Mineral Sublease in the Temple Mountain area of Utah’s Asphalt Ridge, an area located along the northern edge of the Uintah Basin and containing oil sands deposits located at or near the surface, particularly the acreage located in T5S-R22E (Section 31) where Asphalt Ridge Mine #1 is located.

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

At December 10, 2021, there were approximately 261 holders of record of our common shares.

Since inception, no dividends have been paid on the common shares. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common shares will be declared and paid in the foreseeable future.

As at August 31, 2021, there were 564,159,881 common shares issued and outstanding, which are listed for trading on the TSXV, share purchase warrants to purchase 73,148,824 common shares were outstanding and share purchase options to purchase 7,250,000 common shares were outstanding under the 2019 Option Plan (or its predecessors plans). See Item 6.B “Compensation – Stock Plan” for additional information regarding the 2019 Option Plan (or its predecessors plans).

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended August 31, 2021.

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

Results of Operations for the years ended August 31, 2021 and August 31, 2020

Net Revenue, Cost of Sales and Gross Loss

The Company entered into a Management and Operations Services Agreement with Valkor LLC on November 20, 2020, effective May 1, 2020. Valkor is an energy services company with expertise in oil and gas processing providing engineering, design optimization and construction as well as other services. Valkor has effected several process improvements to the Asphalt Ridge Plant and has optimized workflows. The Plant suspended operations in August 2021 but we anticipate a re-start of operations in February-March 2022.

During the current period, the Company entered into a Technology License Agreement with Valkor whereby Valkor paid $2,000,000 for a non-exclusive license to the Petroteq Oil Sands Recovery Technology. Since the Company has no obligation to deliver any technology or know-how on an ongoing basis to Valkor, therefore the revenue is recognizable immediately.

There has been no sale of hydrocarbon products during the year ended August 31, 2021 and minimal sales of $290,809 for the year ended August 31, 2020. Revenue represents the sale of hydrocarbon products for use as asphalt and to refineries that require or accept the commercial quality of our hydrocarbon products.

The cost of sales during the years ended August 31, 2021 and 2020 consists of: a) advance royalty payments which could be applied against production royalties for two years after the year in which the payment was made, the remaining balance of the advanced royalties were expensed during the prior year due to the termination of the TMC Mineral Lease; and b) certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses was $9,382,891 and $9,968,209 were incurred during the years ended August 31, 2021 and 2020, respectively, a decrease of $585,318 or 5.9%. The decrease in operating expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $45,810 and $103,888 for the years ended August 31, 2021 and 2020, respectively, a decrease of $58,078 or 55.9%. The Company has ceased depletion, depreciation and amortization on production related assets and reserves until such time as the plant recommences operations, which is expected to occur as soon as the plant becomes operational under the Valkor Management and operations Services Agreement. The decrease in depreciation expense is primarily related to the depreciation of office leasehold improvements during the prior fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses of $4,218,624 and $6,183,745 for the years ended August 31, 2021 and 2020, respectively, a decrease of $1,965,121 or 31.8%. Included in selling, general and administrative expenses are the following major expenses:

a.	Investor relations and public relations fees were $45,000 and $(92,179) for the years ended August 31, 2021 and 2020, an increase of $137,179 or 148.8%. The increase is primarily related to unfulfilled commitments by our investor relations and public relations vendors, resulting in the reversal of accrued expenses in the prior period and management concentrating its efforts and resources on developing a commercial strategy and plant analysis to determine the most appropriate course of action.

b.	Professional fees were $1,596,754 and $2,614,540 for the years ended August 31, 2021 and 2020, respectively, a decrease of $1,017,786 or 38.9%. The decrease is primarily due to lower consulting expenses incurred on strategy and marketing efforts as we focused all of our attention on a commercial strategy and plant analysis to determine the most appropriate course of action.

c.	Salaries and wages were $350,478 and $1,043,647 for the years ended August 31, 2021 and 2020, respectively, a decrease of $693,169 or 66.4%. The decrease is due to outsourcing of the operating site to a third party during the prior year.

d.	Share based compensation was $603,244 and $887,818 for the years ended August 31, 2021 and 2020, respectively, a decrease of $284,574 or 32.1%. The decrease is related to the prior year resignation of certain officers and directors and the expiration of option awards granted to them, resulting in the cessation of amortization related to those option awards and the full amortization of the remaining options outstanding which are now fully vested.

e.	Travel and promotional expenses were $700,724 and $713,662 for the years ended August 31, 2021 and 2020, respectively, a decrease of $12,938 or 1.8%. The decrease is insignificant and the expense includes some promotional expenditure incurred in the fourth quarter of the current year as management considers its strategy to commercialize the operation and its strategy to achieve this.

f.	Other expenses were $922,424 and $1,016,257 for the years ended August 31, 2021and 2020, respectively, a decrease of $93,833 or 9.2%. The decrease is due to a reduction in general corporate overhead.

Financing costs

Financing costs were $4,727,580 and $2,671,611 for the years ended August 31, 2021 and 2020, respectively, an increase of $2,055,969 or 77.0%. Finance costs consists of; (i)interest expense on borrowings of $1,820,459 and $1,256,985 for the years ended August 31, 2021 and 2020, respectively, an increase of $563,474, primarily attributable to penalty interest incurred on the Bay Private equity debt which was assigned to Bellridge during the current year of which a portion was converted to equity; and (ii) amortization of debt discount of $2,907,121 and $1,414,626 for the years ended August 31,2021 and 2020, respectively, an increase of $1,492,495 or 105.5%. primarily due to new debt issued during the current fiscal period with beneficial conversion features and warrants attached thereto, resulting in a substantial debt discount being recorded and amortized over the debt term.

Impairment of investments

Impairment of investments was $0 and $75,000 for the years ended August 31, 2021 and 2020, respectively. In the prior period the remaining commitment to fund our dormant Bitcoin operation was provided for upon settlement of our obligation.

Other expense (income), net

Other expenses (income), net were $1,563,902 and $746,564 for the years ended August 31, 2021 and 2020, respectively, an increase of $817,338 and represents the following:

a.	Loss (gain) on settlement of liabilities was $48,283 and $(524,971) for the years ended August 31, 2021 and 2020, respectively, an increase of $1,290,592. In the current fiscal year we settled debt We settled debt of $3,570,688 by the issuance of shares during the current fiscal year, realizing a small loss on settlement of $48,2383 in the prior year we settled debt of $2,533,655 by the issuance of shares, realizing a gain on settlement due to the difference between the agree per share settlement price and the market price of the shares on the date of settlement. In the prior year we incurred a loss on settlement due to the difference between the agree per share settlement price and the market price of the shares on the date of settlement.

b.	Loss on conversion of convertible debt was $1,033,921 and $744,918 for the years ended August 31, 2021 and 2020, respectively. During the current year and prior year several convertible notes with variable conversion rates were converted to equity at a discount to current market prices, resulting in a loss on conversion.

c.	Loss (gain ) on debt extinguishment was $416,480 and $(54,378) for the years ended August 31, 2021 and 2020, respectively. During the current year, we renegotiated the terms of several convertible notes, thereby realizing a loss on extinguishment of these notes of $416,480. In the prior year the gain was related to the amendment of terms related to certain of our debt obligations to remedy potential note defaults.

d.	Penalty on convertible notes was $202,908 and $610,312 for the years ended August 31, 2021 and 2020, respectively. During the current year three notes were renegotiated resulting in a penalty increase in the principal balance of the note outstanding in the aggregate sum of $202,908. During the prior year a convertible note with an aggregate principal amount outstanding of $2,900,000 enforced a default penalty, resulting in an increase in the face value of the note by $610,312 as of the date of the default, this note was subsequently assigned to a third party and amended to rectify the maturity date default.

e.	Forgiveness of federal relief loans was $133,890 and $0 for the years ended August 31, 2021 and 2020, respectively. The company applied for forgiveness of three Payroll Protection Program (“PPP”) loan during the current year of which one was approved prior to year end and a second approved subsequent to year end.

a.	Interest income on funds advanced to third parties was $3,800 and $29,317 for the years ended August 31, 2021 and 2020, respectively, a decrease of $25,517. The decrease is primarily due to the lower balances due to the Company from third parties during the current year.

Derivate liability movements

Derivative liability movements was $(1,173,025) and $187,401 for the years ended August 31, 2021 and 2020, respectively. During the current year, several variable conversion price convertible notes were converted into equity or repaid, thereby reducing the number of convertible notes subject to derivative liabilities. The New convertible notes that the Company has entered into are predominantly at fixed conversion prices.

Net loss before income taxes

Net loss before income tax was $9,474,243 and $12,379,067 for the years ended August 31, 2021 and 2020, respectively, a decrease of $2,904,824 or 23.5%, primarily due to the revenue received from licensing fees, the reduction in selling, general and administrative expenses, the positive movement in derivative liabilities, offset by the increase in financing costs and other expense. As discussed above.

Net loss and comprehensive loss

Net loss and comprehensive loss was $9,474,243 and $12,379,067 for the years ended August 31, 2021 and 2020, respectively, a decrease of $2,904,824 or 23.5%, as discussed above.

Liquidity and Capital Resources

As at August 31, 2021, the Company had liquidity of approximately $1,012,929, which is composed entirely of cash. The Company also had a working capital deficiency of approximately $6,264,427, due primarily to increase in accounts payable, convertible debentures, related party advances made to the Company and the value of the derivative liability as of August 31, 2021. To date, we have not generated sufficient revenue to support our operating and general and administrative expenses. During the year ended August 31, 2021, we raised $3,496,949 in private placements, $635,706 in warrants exercised by investors, a further net proceeds of $3,936,402 from convertible debt and a further $267,716 from Federal relief loans. These funds were primarily used to fund operational expenditure and investments into the oil extraction technology during the current year.

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

Capital Expenditures

The Company has spent an additional $5,512,715 on capital expenditure during the current year of which $We have spent an additional $2,408,515 was settled in cash and a further $3,104,200 was settled by the issuance of common shares.

The company is currently considering its options on utilizing the oil extraction plant to generate revenues and determining the feasibility of constructing new plants with substantial production capability, however at significant cost, estimated to be in excess of $100 million.

Other Commitments and Contingencies

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at August 31, 2021, include:

		Contractual cash flows
	Carrying		1 year		More than
(in ’000s of dollars)	amount	Total	or less	2 - 5 years	5 years
Accounts payable	$2,106	$2,106	$2,106	$-	$-
Accrued liabilities	1,565	1,565	1,565	-	-
Convertible debenture	6,148	12,084	6,690	5,394	-
Finance lease liabilities	75	81	81	-	-
Operating lease liabilities	167	195	63	132	-
Federal relief loans	728	1,070	292	53	725
	$10,789	$17,101	$10,797	$5,579	$725

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

Item 8. Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Petroteq Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Petroteq Energy Inc. (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of loss and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

December 14, 2021

We have served as the Company’s independent auditor since 2012

PETROTEQ ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As at August 31, 2021 and 2020

Expressed in US dollars

	Notes	August 31, 2021	August 31, 2020

ASSETS
Current assets
Cash		$1,012,929	$62,404
Trade and other receivables	4	17,303	12,830
Ore inventory	5	16,800	14,749
Other inventory		90,176	12,250
Current portion of notes receivable	6	522,959	89,159
Prepaid expenses and other current assets	1,8	2,539,120	2,043,510
Total Current Assets		4,199,287	2,234,902

Non-Current assets
Mineral leases	9	34,911,143	34,911,143
Property, plant and equipment	10	41,049,417	35,582,512
Right of use asset	11	167,048	209,101
Intangible assets	12	707,671	707,671
Total Non-Current Assets		76,835,279	71,410,427
Total Assets		$81,034,566	$73,645,329

LIABILITIES
Current liabilities
Accounts payable	13	$2,105,449	$2,406,665
Accrued expenses	13	1,564,616	1,769,749
Ore Sale advances		283,976	283,976
Promissory notes payable	14	23,298	8,000
Debt	15	-	683,547
Current portion of convertible debentures, net of discount of $529,372 and $559,178, respectively	16	5,255,874	8,227,257
Current portion of Federal relief loans	17	291,332	74,383
Current portion of finance lease liabilities	11	75,058	172,374
Current portion of operating lease liabilities	11	48,376	42,053
Related party payables	24	493,549	680,647
Derivative liability	18	322,186	841,385
Total Current Liabilities		10,463,714	15,190,036

Non-Current liabilities
Convertible debentures, net of discount of $3,449,338 and $613,934, respectively	16	891,662	607,067
Federal relief loans	17	437,096	505,969
Finance lease liabilities	11	-	75,058
Operating lease liabilities	11	118,672	167,048
Reclamation and restoration provision	17	2,970,497	2,970,497
Total Non-Current Liabilities		4,417,927	4,325,639
Total Liabilities		14,881,641	19,515,675

Commitments and contingencies	31
SHAREHOLDERS’ EQUITY
Share capital	20,21,22	166,291,517	144,794,003
Deficit		(100,138,592)	(90,664,349)
Total Shareholders’ Equity		66,152,925	54,129,654
Total Liabilities and Shareholders’ Equity		$81,034,566	$73,645,329

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

	Notes	Year ended August 31, 2021	Year ended August 31, 2020

Revenue from licensing fees		$2,000,000	$-
Revenues from hydrocarbon sales		-	290,809
Production and maintenance costs		(2,091,352)	(1,713,638)
Advance royalty payments applied or expired	7	-	(988,029)
Gross Loss		(91,352)	(2,410,858)
Expenses
Depreciation, depletion and amortization	10	45,810	103,888
Selling, general and administrative expenses	26	4,218,624	6,183,745
Financing costs	27	4,727,580	2,671,611
Impairment of investments	25	-	75,000
Other expenses (income), net	28	1,563,902	746,564
Derivative liability movements	18	(1,173,025)	187,401
Total Expenses, net		9,382,891	9,968,209

Net loss before income taxes		9,474,243	12,379,067
Income tax expense		-	-
Net loss and Comprehensive loss		9,474,243	12,379,067
Weighted Average Number of Shares Outstanding		419,251,881	201,401,437
Basic and Diluted Loss per Share		$(0.02)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended August 31, 2021 and 2020

Expressed in US dollars

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2019	176,241,746	$136,104,245	$(78,285,282)	$57,818,963
Settlement of acquisition obligation	250,000	75,000	-	75,000
Settlement of liabilities	8,540,789	1,624,130	-	1,624,130
Settlement of debt	19,853,808	822,529	-	822,529
Settlement of related party payables	2,356,374	86,996	-	86,996
Common share subscriptions	39,001,185	3,143,374	-	3,143,374
Share-based payments	190,000	38,193	-	38,193
Share-based compensation	-	887,818	-	887,818
Conversion of convertible debt	28,016,435	1,155,059	-	1,155,059
Beneficial conversion feature on debt extinguishment	-	109,275	-	109,275
Fair value of convertible debt warrants issued	-	747,384	-	747,384
Net loss	-	-	(12,379,067)	(12,379,067)
Balance at August 31, 2020	274,450,337	144,794,003	(90,664,349)	54,129,654
Conversion of convertible debt	171,906,658	8,656,080	-	8,656,080
Settlement of liabilities	73,596,345	3,618,971	-	3,618,971
Common shares subscriptions	28,490,802	3,496,949	-	3,496,949
Warrants exercised	14,690,739	635,706	-	635,706
Share based payments	1,025,000	62,290	-	62,290
Share-based compensation	-	603,244	-	603,244
Fair value of convertible debt warrants issued	-	2,280,089	-	2,280,089
Fair value of beneficial conversion feature of convertible notes issued	-	2,144,185	-	2,144,185
Net loss			(9,474,243)	(9,474,243)
Balance at August 31, 2021	564,159,881	166,291,517	(100,138,592)	(66,152,925)

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

	Year ended August 31, 2021	Year ended August 31, 2020

Cash flow used for operating activities:
Net loss	$(9,474,243)	$(12,379,067)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	45,810	103,888
Amortization of debt discount	2,907,121	1,414,626
Loss on conversion of debt	1,033,921	744,918
Penalty on convertible debt	202,908	610,312
Loss (gain) on debt extinguishment	330,256	(54,378)
Loss (gain) on share based settlements	48,283	(524,971)
Impairment of investments	-	75,000
Share-based compensation	603,244	887,818
Shares issued for services	62,290	38,193
Shares issued to settle liabilities	-	2,055,083
Non-cash compensation expense	-	553,333
Derivative liability movement	(1,173,025)	187,401
Forgiveness of federal relief loan	(133,890)	-
Non-cash amortization of advanced royalty payments	-	988,029
Other	17,751	8,315
Changes in operating assets and liabilities:
Accounts payable	165,273	324,909
Accounts receivable	(434,473)	131,183
Accrued expenses	1,750,804	118,830
Prepaid expenses and deposits	(495,610)	65,610
Inventory	(79,977)	188,831
Net cash used for operating activities	(4,623,557)	(4,462,137)

Cash flows used for investing activities:
Purchase and construction of property and equipment	(2,408,515)	(2,072,750)
Mineral rights deposits paid	-	(610,000)
Investment in notes receivable	-	(702,612)
Proceeds from notes receivable	-	1,150,522
Advance royalty payments - net	-	(120,000)
Net cash used for investing activities	(2,408,515)	(2,354,840)

Cash flows from financing activities:
Advances from related parties	-	724,902
Repayments to related parties	(187,098)
Proceeds on private equity placements	3,496,949	3,143,374
Proceeds from warrants exercised	635,706	-
Payments of debt	(10,000)	(35,808)
Payment of finance lease liability	(172,375)	(157,388)
Proceeds from convertible debt	4,138,500	2,337,438
Repayment of convertible debt	(202,098)	(117,500)
Proceeds from promissory notes	600,000	356,154
Repayment of promissory notes	(584,703)	-
Proceeds from Federal relief loans	267,716	577,490
Net cash from financing activities	7,982,597	6,828,662

Increase in cash	950,525	11,685
Cash, beginning of the period	62,404	50,719
Cash, end of the period	$1,012,929	$62,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$245,459	$284,753
Non-cash financing and investing activities:
Value of warrants issued to convertible debt holders	$2,280,089	$747,384
Beneficial conversion feature on debt extinguishment	$-	$109,275
Beneficial conversion feature of convertible debt issued	$2,144,185	$-
Shares issued on conversion of convertible debt	$8,656,081	$1,155,059
Shares issued to settle debt	$3,618,971	$822,529
Shares issued to settle related party payables	$-	$86,996

The accompanying notes are an integral part of these consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION

The Company is a holding company organized under the laws of Ontario, Canada, that is engaged in various aspects of the oil and gas industry. Our primary focus is on the development and implementation of our proprietary oil sands mining and processing technology to recover oil from surface mined bitumen deposits. Our wholly-owned subsidiary, Petroteq Energy CA, Inc., a California corporation (“PCA”), conducts our oil sands extraction business through two wholly owned operating companies, Petroteq Oil Sands Recovery, LLC, a Utah limited liability company (“POR”), and TMC Capital, LLC, a Utah limited liability company (“TMC Capital”).

The Company’s registered office is located at Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario, M5X 1E2, Canada and its principal operating office is located at 15315 W. Magnolia Blvd, Suite 120, Sherman Oaks, California 91403, USA.

Through PCA, our wholly-owned subsidiary, and PCA’s two subsidiaries POR and TMC Capital, we are in the business of exploring for, extracting and producing oil and hydrocarbon products from oil sands deposits and sediments located in the Asphalt Ridge Are of Uintah County, Utah, utilizing our proprietary extraction technology (the “Petroteq Clean Oil Recovery Technology” or “Extraction Technology”). Our primary oil sands extraction and processing operations are conducted at our Asphalt Ridge processing facility (herein the “Asphalt Ridge Plant” or “Plant”), which is owned by POR.

Petroteq owns the intellectual property rights to the Petroteq Clean Oil Recovery Technology which is used at our Asphalt Ridge Plant to extract and produce crude oil from oil sands utilizing a closed-loop solvent based extraction system.

Through its acquisition of TMC Capital in June 2015, Petroteq indirectly acquired certain mineral rights under the TMC Mineral Lease, which encompassed approximately 1,229.82 acres of land in the Temple Mountain area of Asphalt Ridge in Uintah County, Utah. On or about August 10, 2020, the TMC Mineral Lease in its original form was terminated and a new Short-Term Mining Lease, dated the same date, was entered into between Asphalt Ridge, Inc., as lessor, and Valkor, as lessee. Valkor and TMC Capital thereafter entered into a Short-Term Mining and Mineral Sublease dated August 20, 2020, in which all of Valkor’s rights and interests under the Short-Term Mining Lease were subleased to TMC Capital.

In June 2018, Petroteq, acting through POSR, acquired the record lease title and all of the operating rights to produce oil from oil sands resources under two mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands”, each dated June 1, 2018, between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POSR, as lessee, covering lands consisting of approximately 1,351.91 acres that largely adjoin the lands covered by the TMC Mineral Lease. In March 2019, a third SITLA Lease was acquired by Petroteq that added 39.97 acres to the mix in the Temple Mountain area of Asphalt Ridge.

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

Between March 14, 2019 and August 31, 2021, the Company made cash deposits of $1,907,000 (acting through TMC Capital, included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases in Garfield and Wayne Counties, Utah, covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

In a letter agreement dated April 17, 2020 between the transferor of the oil and gas leases and TMC Capital, as transferee, the parties, due to uncertainty as to whether all of the 10 leases for which the Company had initially paid deposits would be considered active by BLM and included in new Combined Hydrocarbon Leases (CHLs) under the Combined Hydrocarbon Act of 1981 - agreed to adjust the purchase price as follows: (a) should all 10 of the leases be available and included in CHL’s, the Company will pay the additional $1,093,000 for the rights under the leases; (b) if only a portion of the leases ranging from 4 to 9 of the leases are available and included in CHL’s, the final purchase price of the leases will be between $1.5 million and $2.5 million; and (c) notwithstanding the above, if after a period of 7 years from April 17, 2020, at least six of the leases are not determined to be active and are not included in CHLs the Company shall be entitled to demand a refund of $1.2 million or instruct the Seller to acquire other leases in the same area for up to $1.2 million.

Under the terms of a Management and operations Services Agreement (“Management Agreement”) entered into between the Company and Valkor LLC, (“Valkor”) dated November 22, 2020, effective May 1, 2020, Valkor will provide overall management and operations services at the oil sands recovery plant based in Utah. The agreement is for a period of one year and is renewable automatically for an additional four years unless either party provides the other party with written notice of non-renewal at least 90 days prior to the expiration of the original or renewal term. The company will reimburse Valkor for all costs and expenses incurred, as defined in the agreement, plus a Personnel Management Fee of 12% of the personnel costs and expenses and an operations Management Fee of 5% of the operations costs and expenses.

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

The Company has agreed to utilize Valkor as the exclusive provider of engineering, planning and construction for all oil sands plants built or Greenfield under this agreement, provide the fees charged by Valkor are reasonable and competitive.

The agreement will remain in effect from November 14, 2020 until the expiration of the last valid patent claim, unless terminated by default or bankruptcy.

Subsequent to year end, TMC Capital, POR and Valkor entered the Exchange Agreement, under which (1) TMC and POSR assigned to Valkor all of their rights and interests in the TMC Mineral Lease (and the Short-Term Mining Lease dated August 10, 2020 held by Valkor) and in the Temple Mountain SITLA Leases, and (2) Valkor assigned to TMC Capital all of its rights and interests (including the record lease title and operating rights) in the Asphalt Ridge NW Leases consisting of three Utah state mineral leases located in the Asphalt Ridge Northwest area of Uintah County, Utah. Under this agreement, once the exchange of SITLA Leases is approved by SITLA, Petroteq (acting through TMC Capital) will hold three new SITLA Leases encompassing approximately 3,458.22 acres in an area called “Asphalt Ridge Northwest”.

In addition, under other agreements entered into between or among TMC Capital, POSR and Valkor in October 2021, (a) Valkor granted to TMC Capital the right to participate, up to a 50% working interest, in all exploratory, mining and production operations conducted by Valkor under its Short-Term Mining Lease encompassing the acreage that is subject to the TMC Mineral Sublease, and (b) TMC Capital granted to Valkor the operating rights in at or below 500 feet below the surface under the Asphalt Ridge NW Leases, with TMC Capital reserving the right to participate, at up to a 50% working interest, in all exploratory and production operations conducted by Valkor in deeper (below 500 feet subsurface or more) oil sands deposits and reservoirs.

With the recent exchange of mineral leases by TMC Capital, POSR and Valkor, Petroteq (through POSR) will continue to own the Asphalt Ridge Plant in the Temple Mountain area of Asphalt Ridge. It is anticipated that Petroteq (acting through TMC Capital) and Valkor will, during the ensuing year, will determine whether a new 5,000 BPD oil sands processing plant utilizing Petroteq’s Clean Oil Recovery Technology should be constructed and operated on lands covered by the Asphalt Ridge NW Leases.

The assignment of the Temple Mountain SITLA leases by Petroteq’s subsidiaries to Valkor, and Valkor’s assignment of the Asphalt Ridge NW Leases to TMC Capital, are subject to approval by SITLA before the transactions are considered final. See Subsequent events note 34.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

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

The consolidated financial statements were authorized for issue by the Board of Directors on December 14, 2021.

(b)	Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries in which it has at least a majority voting interest. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. The entities included in these consolidated financial statements are as follows:

Entity	% of Ownership	Jurisdiction
Petroteq Energy Inc.	Parent	Canada
Petroteq Energy CA, Inc.	100%	USA
Petroteq Oil Recovery, LLC (Previously Petroteq Oil Sands Recovery, LLC)	100%	USA
TMC Capital, LLC	100%	USA
Petrobloq, LLC	100%	USA

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

For the years ended August 31, 2021 and 2020

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

For the years ended August 31, 2021 and 2020

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

Disaggregation of revenue

The Company has limited revenues to date. Disaggregation of revenue disclosures can be found in Note 30.

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

For the years ended August 31, 2021 and 2020

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

For the years ended August 31, 2021 and 2020

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

For the years ended August 31, 2021 and 2020

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

For the years ended August 31, 2021 and 2020

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

The Company has incurred losses for several years and, at August 31, 2021, has an accumulated deficit of $100,138,592, (August 31, 2020 - $90,664,349) and working capital (deficiency) of $6,264,427 (August 31, 2020 - $12,955,134). These consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivables consist of:

	August 31, 2021	August 31, 2020

Goods and services tax receivable	$17,303	$12,830

Information about the Company’s exposure to credit risks for trade and other receivables is included in Note 31(a).

5.	ORE INVENTORY

On June 1, 2015, the Company acquired a 100% interest in TMC Capital LLC (“TMC”), which through a sub-lease with Valkor, LLC (“Valkor”) held the rights to mine ore from the Asphalt Ridge deposit, refer subsequent events note 34. The mining and crushing of the bituminous sands has been contracted to an independent third party.

During the year ended August 31, 2021, the cost of mining, hauling and crushing the ore, amounting to $0 (2020 - $162,043), was recorded as the cost of the crushed ore inventory.

6.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

			Principal due	Principal due
	Maturity Date	Interest Rate	August 31, 2021	August 31, 2020

Manhatten Enterprises	March 16, 2020	5%	$76,000	$76,000
Deweast Limited	January 31, 2022	-	200,000	-
Unhide Inc	September 30, 2021	-	230,000	-
Interest accrued			16,959	13,159
			$522,959	$89,159

Disclosed as follows:
Current portion			$522,959	$89,159

Manhatten Enterprises

The Company advanced Manhatten Enterprises the sum of $76,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date, management has undertaken to enter into a new agreement or extend the terms of the existing agreement, there have been no successful negotiations to date.

Deweast Limited

On August 31, 2021, in terms of an unsecured loan agreement entered into with Deweast Limited (“Deweast”) the Company advanced the sum of $200,000 to Deweast, maturing on January 31, 2022. On or before the maturity date Deweast agreed to repay the Company $220,000. In the event that Deweast fails to repay the amount due on maturity date the full balance owing at maturity will accrue interest at 10% per annum until paid in full.

Unhide, Inc.

On August 31, 2021, in terms of an unsecured loan agreement entered into with Unhide Inc. (“Unhide”) the Company advanced the sum of $230,000 to Unhid, maturing on September 30, 2021. On or before the maturity date Unhide agreed to repay the Company $238,000. In the event that Unhide fails to repay the amount due on maturity date the full balance owing at maturity will accrue interest at 10% per annum until paid in full.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

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

As at August 31, 2020, the Company has paid advance royalties of $2,370,336 to the lease holder, of which all had been expensed as of August 31, 2020 due to the termination of the TMC Mineral Lease as discussed in note 8(a) below.

8.	PREPAYMENTS AND OTHER CURRENT ASSETS

Included in prepayments and other current assets are cash deposits of $1,907,000 (acting through its wholly owned subsidiary, TMC Capital LLC (“TMC”), for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. department of Interiors’ Bureau of Land Management in Garfield and Wayne Counties covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

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

In addition, included in prepayments and other current assets is an amount of $500,000 paid during the period July 8, 2021 and August 11, 2021, in terms of the agreements governing reciprocal assignment of mineral leases dated as of October 15, 2021 under which TMC and POR agreed to; (i) assign all of its interest in the TMC mineral leases and the short term mining lease dated August 10, 2020 as amended on July 1, 2021, sub-leased from Valkor and two mineral leases entered into between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease and Valkor agreed to assign to TMC Capital LLC, the record lease title and all of its rights and interest under three SITLA Utah state oil sands leases located in an area referred to as “Asphalt Ridge Northwest” in Uintah County Utah.

The assignment of the SITLA leases are subject to approval by SITLA before the agreement comes into effect. See Subsequent events note 34.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

9.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2019	$11,091,388	$19,755	$23,800,000	$34,911,143
Additions	-	-	-	-
August 31, 2020	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
August 31, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2019, 2020 and 2021	$-	$-	$-	$-

Carrying Amounts
August 31, 2019	$11,091,388	$19,755	$23,800.000	$34,911,143
August 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143
August 31, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143

Subsequent to year end, the Company acting through its indirect wholly owned subsidiaries TMC and Petroteq Oil Recovery, LLC (“POR”), and Valkor Energy LLC (“Valkor”), have entered into an agreement governing reciprocal assignment of mineral leases dated as of October 15, 2021 under which TMC and POR agreed to assign all of its interest in the TMC mineral leases and the short term mining lease dated august 10, 2020 as amended on July 1, 2021, sub-leased from Valkor and two mineral leases entered into between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease and Valkor agreed to assign to TMC Capital LLC, the record lease title and all of its rights and interest under three SITLA Utah state oil sands leases located in an area referred to as “Asphalt Ridge Northwest” in Uintah County Utah.

In addition, the Corporation, acting through TMC, and Valkor entered into an Agreement and Assignment of Participation Rights in Mineral Leases and Properties, dated as of October 15, 2021, in which Valkor agreed to grant to TMC a right to participate in any oil sands development operations conducted by Valkor in the future on or within the privately owned Temple Mountain Lease; and the Company, acting through TMC and Valkor entered into an Agreement Governing Assignment of Operating Rights Under Utah State Mineral Leases, dated as of October 15, 2021, in under which TMC agreed to assign to Valkor all of the operating rights under the Asphalt Ridge North West Leases at depths and intervals located 500 feet or more below the surface, with TMC reserving the right to participate in (a) any exploratory or production operation conducted by Valkor at the deeper depths or intervals (below 500 feet from the surface) at and with up to a 50% working interest, and (b) in any oil sands processing plant proposed by either party at up to a 50% ownership interest in any such plant.

The assignment of the SITLA leases are subject to approval by SITLA before the agreement comes into effect. See Subsequent events note 34.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

9.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease

Effective August 10, 2020, the TMC mineral lease was terminated and a new Short-Term Mining Lease agreement between Valkor and Asphalt Ridge, Inc was entered into with a back to back Short-Term Mining and Mineral sub-lease entered into between Valkor and TMC, whereby all of the rights and obligations of the lease were sub-let to TMC.

The salient terms of the lease were as follows:

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

9.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease (continued)

5.	TMC will pay Valkor the sum of $25,000 on lease commencement, and thereafter $15,000 per month until expiration of the lease

6.	TMC will pay a production royalty as follows:

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

9.	MINERAL LEASES (continued)

(b)	SITLA Mineral Lease (Petroteq Oil Recovery, LLC mineral lease)

On June 1, 2018, the Company acquired mineral rights under two mineral leases entered into between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease (collectively, the “SITLA Mineral Leases”). The SITLA Mineral Leases are valid until May 30, 2028 and have rights for extensions based on reasonable production. The leases remain in effect beyond the original lease term so long as mining and sale of the tar sands are continued and sufficient to cover operating costs of the Company.

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

10.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2019	$35,555,827	438,168	35,993,995
Additions	2,072,058	692	2,072,750
August 31, 2020	37,627,885	$438,860	$38,066,745
Additions	5,512,715	-	5,512,715
August 31, 2021	$43,140,600	$438,860	$43,579,460

Accumulated Amortization
August 31, 2019	$2,148,214	232,131	2,380,345
Additions	-	103,888	103,888
August 31, 2020	2,148,214	$336,019	$2,484,233
Additions	-	45,810	45,810
August 31, 2021	$2,148,214	$381,829	$2,530,043

Carrying Amount
August 31, 2019	$33,407,613	$206,037	$33,613,650
August 31, 2020	$35,479,671	$102,841	$35,582,512
August 31, 2021	$40,992,386	$51,562	$41,049,417

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

10.	PROPERTY, PLANT AND EQUIPMENT (continued)

(a)	Oil Extraction Plant

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

Included in the cost of construction is capitalized borrowing costs as at August 31, 2021 and 2020 of $4,421,055. No borrowing costs were capitalized for the years ended August 31, 2021 and 2020.

As a result of the relocation of the plant and the expansion that has taken place to date, the Company reassessed the reclamation and restoration provision and raised an additional liability of $2,375,159  during the fiscal year ended August 31, 2019 which is capitalized to the cost of the plant and will be depreciated according to our depreciation policy.

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 400-500 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company re-evaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 11) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the 2021 and 2020 fiscal years as there has only been test production during these years.

11.	LEASES

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

11.	LEASES (continued)

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

Right of use assets

Right of use assets included in the consolidated Balance Sheet are as follows:

	August 31, 2021	August 31, 2020
Non-current assets
Right of use assets – operating leases, net of amortization	$167,048	$209,101
Right of use assets – finance leases, net of depreciation – included in property, plant and equipment	677,853	718,193

Lease costs consist of the following:

	Year ended August 31, 2021	Year ended August 31, 2020

Finance lease cost:	$63,165	$82,878
Depreciation of right of use assets	40,341	40,341
Interest expense on lease liabilities	22,824	42,537

Operating lease expense	61,071	59,292

Total lease cost	$124,236	$142,170

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

11.	LEASES (continued)

Other lease information:

	Year ended August 31, 2021	Year ended August 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(22,824)	$(42,537)
Operating cash flows from operating leases	(61,071)	(59,292
Financing cash flows from finance leases	$(172,375)	$(157,388)

Right-of -use assets obtained in exchange for new operating leases	$-	245,482
Weighted average remaining lease term – finance leases	5 months	1.25 years
Weighted average remaining lease term – operating leases	3 years	4 years
Weighted average discount rate – finance leases	12.36%	12.36%
Weighted average discount rate – operating leases	10.00%	10.00

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	August 31, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$80,700	$193,680
1 to 2 years	-	80,700
2 to 3 years	-	-
	80,700	274,380
Imputed interest	(5,642)	(26,948)
Total finance lease liability	$75,058	$247,432

Disclosed as:
Current portion	$75,058	$172,374
Non-current portion	-	75,058
	$75,058	$247,432

The amount of future minimum lease payments under operating leases is as follows:

	August 31, 2021	August 31, 2020
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$62,903	$61,070
1 to 2 years	64,790	62,903
2 to 3 years	66,734	64,790
3 to 4 years	-	66,734
	194,427	255,497
Imputed interest	(27,379)	(46,396
Total operating lease liability	$167,048	$209,101

Disclosed as:
Current portion	$48,376	$42,053
Non-current portion	118,672	167,048
	$167,048	$209,101

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

12.	INTANGIBLE ASSETS

Oil Extraction
Technologies

Cost
August 31, 2019	$809,869
Additions	-
August 31, 2020	809,869
Additions	-
August 31, 2021	$809,869

Accumulated Amortization
August 31, 2019	$102,198
Additions	-
August 31, 2020	102,198
Additions	-
August 31, 2021	$102,198

Carrying Amounts
August 31, 2019	$707,671
August 31, 2020	$707,671
August 31, 2021	$707,671

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

No amortization of the technology was recorded during the 2021 and 2020 fiscal years.

13.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at August 31, 2021 and 2020 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at August 31, 2021 and 2020 consist primarily of other operating expenses and interest accruals on promissory notes (Note 14) debt (Note 15) and convertible debentures (Note 16).

Information about the Company’s exposure to liquidity risk is included in Note 33(c).

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

14.	PROMISSORY NOTES PAYABLE

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	May 31, 2021	August 31, 2020

Private lender	On demand	-%	$-	$8,000
Private lender	On Demand	-%	-	-
Private lender	April 29, 2022	10.00%	23,298	-

			$23,298	$8,000

Two private lenders advanced $80,000 and $20,000 to the Company, these amounts are non-interest bearing, have no fixed terms of repayment and were repaid during the current year.

On April 29,2021 the Company issued a promissory note to a private lender in the aggregate sum of $500,000. The promissory note bears interest at 10% per annum and is repayable on April 29, 2022. The Company repaid $476,702 of the outstanding balance as at August 31, 2021. The balance remaining at August 31, 2021 is $23,298.

15.	DEBT

		Principal due	Principal due
Lender	Interest Rate	August 31, 2021	August 31, 2020

Private lender	10.00%	-	115,000
Private lenders	5.00%	-	468,547
Private lender	10.00%	-	100,000

		$-	$683,547

The maturity date of debt is as follows:

	August 31, 2021	August 31, 2020

Principal classified as repayable within one year	$-	$683,547

(a)	Private lenders

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

During June 2021, the remaining aggregate principal amount outstanding of $105,000, including interest and penalty interest thereon of $86,779, was acquired in terms of an Assignment and Purchase of Debt Agreement by Equilibris Management AG. In terms of an Exchange Agreement entered into between the Company and Equilibris Management, the promissory note was exchanged for a Convertible Redeemable Note, bearing interest at 10% per annum, maturing on June 30, 2021 and convertible into common stock at $0.041 per share. On June 16, 2021, in terms of conversion notice received, the Company issued 4,677,532 shares of common stock to Equilibris at a conversion price of $0.041 per share, thereby extinguishing the note.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

15.	DEBT (continued)

(a)	Private lenders (continued)

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

On June 24, 2021, in terms of an Assignment and Purchase of Corporate Debt Agreement entered into, the debt holder assigned the promissory note due to him of CDN$962,085, including interest and late payment penalties thereon to Equilibris Management AG. Effective June 30, 2021, the Company entered into a Securities Exchange Agreement with Equilibris Management exchanging the CDN$962,085 promissory note with a convertible promissory note for US$771,610 bearing interest at 8% per annum, convertible into shares of common stock at a conversion price of $0.041 per share and maturing on June 22, 2022. On July 1, 2021, in terms of a conversion notice received from Equilibris Management AG, the Company issued 18,819,756 shares of common stock converting the aggregate principal amount of $771,610, thereby extinguishing the debenture.

On June 24, 2021, in terms of an Assignment and Purchase of Corporate Debt Agreement entered into with a debt holder, the debt holder assigned the promissory note due to him of CDN$38,217, including interest and late payment penalties thereon to Equilibris Management AG. Effective June 30, 2021, the Company entered into a Securities Exchange Agreement with Equilibris Management exchanging the CDN$38,217 promissory note with a convertible promissory note for US$30,652 bearing interest at 8% per annum, convertible into shares of common stock at a conversion price of $0.041 per share and maturing on June 22, 2022. On July 1, 2021, in terms of a conversion notice received from Equilibris Management AG, the Company issued 747,616 shares of common stock converting the aggregate principal amount of $30,652, thereby extinguishing the debenture.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	August 31, 2021	August 31, 2020

Calvary Fund I LP	September 4, 2019	10.00%	-	-
	July 31, 2021	12.00%	-	250,000
	July 31, 2021	12.00%	80,000	480,000
	August 7, 2021	0%	25,000	150,000
SBI Investments LLC	October 15, 2020	10.00%	-	250,000
	January 16, 2021	10.00%	-	55,000
Bay Private Equity, Inc.	January 15, 2020	5.00%	-	3,661,874
	February 20, 2021	5.00%	-	2,400,000
Cantone Asset Management LLC	October 19, 2021	7.00%	-	300,000
	December 17, 2021	7.00%	240,000	240,000
	October 19, 2021	18.00%	-	240,000
	December 30, 2021	18.00%	50,000	-
	July 1, 2023	8.00%	300,000	-
Private lender	October 29, 2020	10.00%	200,000	200,000
Petroleum Capital Funding LP.	November 26, 2023	10.00%	318,000	318,000
	December 4, 2023	10.00%	432,000	432,000
	March 30, 2024	10.00%	471,000	471,000
	July 21, 2025	10.00%	3,000,000	-
Power Up Lending Group LTD	May 7, 2021	12.00%	-	64,300
	June 4, 2021	12.00%	-	69,900
	June 19, 2021	12.00%	-	82,500
	November 6, 2021	12.00%	-	-
	January 12, 2022	12.00%	-	-
	February 24, 2022	12.00%	-	-
	April 21, 2022	12.00%	92,125	-
	May 20, 2022	12.00%	141,625	-
	July 2, 2022	12.00%	114,125	-
EMA Financial, LLC	April 22, 2021	8.00%	3,120	150,000
Morison Management S.A	July 31, 2021	10.00%	-	192,862
	October 15, 2020	10.00%	184,251	-
	January 16, 2021	10.00%	55,000	-
Bellridge Capital LP.	March 31, 2021	15.00%	2,900,000	-
	September 30, 2021	5.00%	1,400,000	-
Stirling Bridge Resources	October 29, 2021	10.00%	-	-
Alpha Capital Anstalt	August 6, 2021	21.00%	-	-
Rijtec Enterprises Limited Pension scheme	November 11, 2021	10.00%	-	-
Private lender	November 30, 2021	10.00%	-	-
Private lender	January 26, 2022	10.00%	-	-
Equilibris Management AG	June 30, 2021	10.00%	-	-
	June 22, 2022	8.00%
	June 22, 2022	8.00%
Private lender	July 24, 2022	8.00%	120,000	-
			10,126,246	10,007,436
Unamortized debt discount			(3,978,710)	(1,173,112)
Total loans			$6,147,536	$8,834,324

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

The maturity date of the convertible debentures are as follows:

	August 31, 2021	August 31, 2020

Principal classified as repayable within one year	$5,255,874	$8,227,257
Principal classified as repayable later than one year	891,662	607,067

	$6,147,536	$8,834,324

(a)	Cavalry Fund I LP

(i)

On September 4, 2018, the Company issued units to Cavalry Fund I LP (“Cavalry”) for $250,000, which was originally advanced on August 9, 2018. The units consist of 250 units of $1,000 convertible debentures and a common share purchase warrant exercisable for 1,149,424 shares. The convertible debenture bore interest at 10% per annum and matured on September 4, 2019 and was convertible into common shares of the Company at a price of $0.87 per common share. The common share purchase warrants entitle the holder to acquire additional common shares of the Company at a price of $0.87 per share, expiring on September 4, 2019.

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

(ii)

On October 12, 2018, the Company issued 250 one year units to Cavalry for gross proceeds of $250,000, each unit consisting of a $1,000 principal convertible unsecured debenture, bearing interest at 10% per annum and convertible into common shares at $0.86 per share, and a common share purchase warrant exercisable for 290,500 shares at an exercise price of $0.86 per share with an expiry date of October 12, 2019.

During December 2019, the maturity date of the convertible debenture was amended to October 12, 2020 and the conversion price was amended to $0.18 per share. In terms of the ARA entered into on August 7, 2020, the maturity date of the convertible debenture was amended to July 31, 2021, the interest rate was amended to 12% per annum and the conversion price was amended to $0.0412 per share.

On May 26, 2021, in terms of a conversion notice received, the Company issued a total of 9,101,942 shares of common stock converting $250,000 of the aggregate principal of this note entered into on October 12,2018 and $125,000 of the aggregate principal of the note entered into on August 7, 2020, see Note 16(a)(iv) below.

On July 6, 2021, in terms of a debt conversion agreement entered into with Cavalry, the Company agreed to convert unpaid interest of $22,500 on this note; and unpaid principal of $80,000 and unpaid interest of $30,560 on a convertible note entered into on August 19, 2019; and unpaid principal of $25,000 on a convertible note entered into on August 7, 2020 into 1,681,488 shares of common stock at a conversion price of $0.094 per share for a total of 1,681,488 shares, which have not been issued as yet and are subject to TSXV approval. The Company may have to renegotiate the terms of the debt conversion agreement based on the recommendations of the TSXV.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(a)	Cavalry Fund I LP (continued)

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

On July 6, 2021, in terms of a debt conversion agreement entered into with Cavalry, the Company agreed to convert unpaid interest of $22,500 on the note entered into on October 12, 2018; and unpaid principal of $80,000 and unpaid interest of $30,560 on this convertible note; and unpaid principal of $25,000 on a convertible note entered into on August 7, 2020 into 1,681,488 shares of common stock at a conversion price of $0.094 per share for a total of 1,681,488 shares, which have not been issued as yet and are subject to TSXV approval. The Company may have to renegotiate the terms of the debt conversion agreement based on the recommendations of the TSXV.

The aggregate principal amount of $80,000 of the convertible loan, which has past the maturity date of July 31, 2021, remains outstanding.

(iv)

On August 7, 2020, the Company issued a convertible debenture to Calvary for an aggregate principal amount of $150,000, including an original issue discount of $25,000, for net proceeds of $125,000, and a warrant exercisable for 3,033,980 common shares at an exercise price of $0.0412 per share. The convertible debenture bore interest at 0.0% per annum and maturing on August 7, 2021. The convertible debenture may be converted into common shares of the Company at a conversion price of $0.0412 per share.

On May 26, 2021, in terms of a conversion notice received, the Company issued a total of 9,101,942 shares of common stock converting $250,000 of the aggregate principal of the note entered into on October 12,2018, see note 16(a)(ii) above, and $125,000 of the aggregate principal of this note entered into on August 7, 2020.

On July 6, 2021, in terms of a debt conversion agreement entered into with Cavalry, the Company agreed to convert unpaid interest of $22,500 on the note entered into on October 12, 2018; and unpaid principal of $80,000 and unpaid interest of $30,560 on the convertible note entered into on August 19, 2019; and unpaid principal of $25,000 on this convertible note, into 1,681,488 shares of common stock at a conversion price of $0.094 per share for a total of 1,681,488 shares, which have not been issued as yet and are subject to TSXV approval. The Company may have to renegotiate the terms of the debt conversion agreement based on the recommendations of the TSXV.

The aggregate principal amount of $25,000 of the convertible loan, which has past the maturity date of August 7, 2021, remains outstanding.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(b)	SBI Investments, LLC

(i)

On October 15, 2018, the Company entered into an agreement with SBI Investments, LLC (“SBI”) whereby the Company issued 250 one year units for proceeds of $250,000, each debenture consisting of a $1,000 principal convertible unsecured debenture, bearing interest at 10% per annum and convertible into common shares at $0.86 per share, and a warrant exercisable for 1,162 shares of common stock at an exercise price of $0.86 per share, expiring on October 15, 2019.

During December 2019, the maturity date of the convertible loan was extended to October 15, 2020 and the conversion price of the note was reset to $0.18 per share.

On February 25, 2021, the Company repaid principal of $16,516 and interest thereon of $33,484, totaling $50,000 and on March 9, 2021, the Company repaid a further $49,232 of principal and interest of $768, totaling 50,000.

On August 3, 2021, in terms of a debt assignment agreement entered into with Morison Management SA, SBI Investments assigned this October 15, 2018 convertible debenture and the January 26, 2020 convertible debenture to Morison Management SA.

(ii)

On January 16, 2020, the Company entered into an agreement with SBI whereby the Company issued a convertible promissory note for $55,000 for gross proceeds of $50,000, bearing interest at 10% per annum and convertible into common shares at $0.14 per share. The convertible note matured on January 16, 2021. In conjunction with the convertible promissory note, the Company issued a warrant exercisable for 357,142 shares of common stock at an exercise price of $0.14 per share, which warrant expired unexercised on January 16, 2021.

On August 3, 2021, in terms of a debt assignment agreement entered into with Morison Management SA, SBI Investments assigned this October 15, 2018 convertible debenture and the January 26, 2020 convertible debenture to Morison Management SA

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

(ii)

On January 16, 2019, the Company issued a convertible debenture of $2,400,000, including an OID of $400,000, for net proceeds of $2,000,000. The convertible debenture bears interest at 5% per annum and matured on October 15, 2019. The convertible debenture may be converted to 5,000,000 common shares of the Company at a conversion price of $0.40 per share. $400,000 of the proceeds raised was used to repay a portion of the $3,300,000 convertible debenture issued to Bay Private Equity on September 17, 2018, see (i) above.

On August 20, 2020, in accordance with the terms of an amendment entered into with Bay, the maturity date was extended to February 20, 2021.

On April 23, 2021, the convertible debenture was assigned to Bellridge and the terms of the debenture were amended as follows; the maturity date was extended to September 30, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(d)	Cantone Asset Management, LLC

(i)

On July 19, 2019, the Company issued a convertible debenture to Cantone Asset Management, LLC (“Cantone”) in the aggregate principal amount of $300,000, including an OID of $50,000 for net proceeds of $234,000 after certain issue expenses. The convertible debenture bears interest at 7% per annum and the gross proceeds, less the OID, of $250,000 is convertible into common shares at a conversion price of $0.19 per share, and maturing on October 19, 2020.

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

On March 17, 2021, The company entered into an amending agreement whereby the conversion price of the convertible note was amended to $0.0475 per share, the maturity date was extended to October 19, 2021 and the interest rate was amended to 18% with effect from October 20, 2020.

On March 17, 2021, the Company entered into a debt conversion agreement whereby outstanding interest of $22,660 accrued until December 28, 2020 on two convertible notes was converted into 581,026 shares of common stock. The debt conversion agreement included $8,500 of interest related to this July 2019 convertible note.

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $132,007, consisting of outstanding interest of $92,007 accrued until June 1, 2021 on various convertible notes and a principal amount outstanding of $40,000 on one convertible note, was converted into 949,688 shares of common stock. The debt conversion agreement included $22,750 of interest related to this July 2019 convertible note.

On August 30, 2021, in terms of a conversion notice received, the Company issued a total of 5,263,157 shares of common stock converting $250,000 of the aggregate principal of the note entered into on July 19, 2019, thereby extinguishing the principal due under the note.

(ii)

On September 17, 2019, the Company issued a convertible debenture to Cantone in the aggregate principal amount of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000. The convertible debenture bears interest at 7% per annum and the gross proceeds less the OID, of $200,000 is convertible into common shares at a conversion price of $0.21 per share, and maturing on December 17, 2020.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 952,380 common shares at an exercise price of $0.26 per share, expiring on December 17, 2020.

In accordance with the terms of an Amending Agreement entered into on July 7, 2020, the conversion price was amended to $0.037 per share and the warrant exercise price was amended to $0.03 per share.

On March 17, 2021, The company entered into an amending agreement whereby the conversion price of the convertible note was amended to $0.0475 per share, the maturity date was extended to December 17, 2021 and the interest rate was amended to 18% with effect from October 20, 2020.

On March 17, 2021, the Company entered into a debt conversion agreement whereby outstanding interest of $22,660 accrued until December 28, 2020 on two convertible notes was converted into 581,026 shares of common stock. The debt conversion agreement included $14,160 of interest related to this September 2019 convertible note.

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $132,007, consisting of outstanding interest of $92,007 accrued until June 1, 2021 on various convertible notes and a principal amount outstanding of $40,000 on one convertible note, was converted into 949,688 shares of common stock. The debt conversion agreement included $21,840 of interest related to this September 2019 convertible note.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(d)	Cantone Asset Management, LLC (continued)

(iii)

On October 14, 2019, the Company issued a convertible debenture to Cantone in the aggregate principal amount of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000. The convertible debenture bears interest at 7% per annum and the gross proceeds less the OID, of $200,000 is convertible into common shares at a conversion price of $0.17 per share, maturing on January 14, 2021.

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

On January 7, 2021, in terms of a conversion notice received, the Company issued 5,405,405 shares of common stock converting $200,000 of the aggregate principal of the note entered into on October 14, 2019.

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $132,007, consisting of outstanding interest of $92,007 accrued until June 1, 2021 on various convertible notes and a principal amount outstanding of $40,000 on one convertible note, was converted into 949,688 shares of common stock. The debt conversion agreement included $10,367 of interest and $40,000 of principal related to this October 2019 convertible note, thereby extinguishing the note.

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

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $132,007, consisting of outstanding interest of $92,007 accrued until June 1, 2021 on various convertible notes and a principal amount outstanding of $40,000 on one convertible note, was converted into 949,688 shares of common stock. The debt conversion agreement included $37,050 of interest related to this September 2020 convertible note.

On August 30, 2021, in terms of a conversion notice received, the Company issued a total of 4,545,454 shares of common stock converting $250,000 of the aggregate principal of the note entered into on September 2020.

(v)	On July 1, 2021, in terms of a subscription agreement entered into with Cantone Asset Management, LLC, the Company issued a convertible debenture in the aggregate principal amount of $300,000, bearing interest at 8% per annum and maturing on July 1, 2023 and convertible into common stock at a conversion price of $0.12 per share. In addition, the Company issued Cantone a warrant exercisable for 2,500,000 shares of common stock at an exercise price of $0.12 per share expiring on July 1, 2023.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(e)	Private lender

On October 29, 2019, the Company issued a convertible debenture to a private lender in the aggregate principal amount of $200,000. The convertible debenture bears interest at 10.0% per annum and matured on October 29, 2020. The convertible debenture may be converted into common shares of the Company at a conversion price of $0.18 per share.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 555,555 common shares at an exercise price of $0.18 per share, expiring on October 29, 2020.

The aggregate principal amount of $200,000 of the convertible loan, which has past the maturity date of October 29, 2020, remains outstanding.

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

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $61,050, consisting of outstanding interest accrued until June 1, 2021 on various convertible notes was converted into 439,209 shares of common stock. The debt conversion agreement included $15,900 of interest related to this November 2019 convertible note.

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

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $61,050, consisting of outstanding interest accrued until June 1, 2021 on various convertible notes was converted into 439,209 shares of common stock. The debt conversion agreement included $21,600 of interest related to this December 2019 convertible note.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(f)	Petroleum Capital Funding LP. (continued)

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

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $61,050, consisting of outstanding interest accrued until June 1, 2021 on various convertible notes was converted into 439,209 shares of common stock. The debt conversion agreement included $23,550 of interest related to this March 2020 convertible note.

(iv)

On July 21, 2021, in terms of a subscription agreement for debentures and warrants, the Company entered into a convertible debenture agreement with PCF in the aggregate principal amount of $3,000,000 including an OID of $500,000 for net proceeds of $2,191,000 after placement fees and expense allowances of $309,000. The convertible debenture bears interest at 10% per annum and the gross proceeds of $2,500,000 is convertible into common shares at a conversion price of $0.12 per share, subject to anti-dilution adjustments and matures on July 21, 2025. The company also entered into a registration rights agreement with PCF, whereby the Company has agreed to register any securities that the convertible note is convertible into and any warrant shares issuable in terms of the subscription agreement for debentures and warrants.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 20,833,333 common shares and a brokers warrant exercisable for 5,208,333 common shares, at an exercise price of $0.12 per share, expiring on July 21, 2025.

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

Between November 11, 2020 and November 13, 2020, Power Up converted the aggregate principal sum of $64,300, including interest thereon of $3,480 into 2,256,939 common shares, thereby extinguishing the note.

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

Between December 15, 2020 and January. 4, 2021, Power Up converted the aggregate principal sum of $69,900, including interest thereon of $3,780 into 2,306,558 common shares, thereby extinguishing the note.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(g)	Power Up Lending Group LTD. (continued)

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

Between January 7, 2021 and January 20, 2021, Power Up converted the aggregate principal sum of $82,500, including interest thereon of $4,500 into 2,668,712 common shares, thereby extinguishing the note.

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

Between May 10, 2021 and May 19, 2021, Power Up converted the aggregate principal sum of $140,800, including interest thereon of $7,680 into 4,476,477 common shares, thereby extinguishing the note.

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

Between July 13, 2021 and July 14, 2021, Power Up converted the aggregate principal sum of $86,350, including interest thereon of $4,710 into 1,049,835 common shares, thereby extinguishing the note.

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

On August 27, 2021, The Company the aggregate principal sum of $86,350 and interest and penalty interest thereon of $32,622, thereby extinguishing the note.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(g)	Power Up Lending Group LTD. (continued)

(vii)	On April 21, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $92,125, including an original issue discount of $8,375 for net proceeds of $80,000 after certain expenses. The note bears interest at 12% per annum and matures on April 21, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(viii)	On May 20, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $141,625, including an original issue discount of $12,875 for net proceeds of $125,000 after certain expenses. The note bears interest at 12% per annum and matures on May 20, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(ix)	On July 2, 2021, the Company issued a convertible promissory note to Power Up in the aggregate principal sum of $114,125, including an original issue discount of $10,375 for net proceeds of $100,000 after certain expenses. The note bears interest at 12% per annum and matures on July 2, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

(h)	EMA Financial, LLC

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

Between January 25, 2021 and March 2, 2021, EMA converted the aggregate principal sum of $161,880 into 5,200,000 common shares.

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

On October 1, 2020, in terms of a debt conversion agreement entered into the $192,862 convertible debenture was converted into 10,285,991 shares of common stock, thereby extinguishing the note.

On August 3, 2021, in terms of a debt assignment agreement entered into with SBI Investments, SBI Investments assigned an October 15, 2018 convertible debenture with an aggregate principal amount outstanding of $184,251 and a January 26, 2020 convertible debenture with an aggregate principal amount outstanding of $55,00, to Morison Management SA.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(j)	Bellridge Capital LP.

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

On November 24, 2020, the Company issued a convertible debenture to Stirling Bridge Resources in the aggregate principal amount of $15,000, for net proceeds of $15,000. The convertible debenture bears interest at 10% per annum and is convertible into common units at a conversion price of $0.0562 per unit. Each unit consisting of a common share and a two year share purchase warrant, exercisable for a common share at an exercise price of $0.0562 per share, maturing on November 24, 2021.

On June 10, 2021, in terms of a conversion notice received, Stirling Bridge Resources converted $15,000 of the aggregate principal amount of the convertible note at a conversion price of $0.0562 per share for 569,395 shares of common stock and the issuance of a warrant exercisable for 569,395 shares of common stock at an exercise price of $0.0562 per share, expiring on January 26, 2023.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

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

(p)	Equilibris Management AG

(i)	During June 2021, the remaining aggregate principal amount outstanding of $105,000, including interest and penalty interest thereon of $86,779, was acquired in terms of an Assignment and Purchase of Debt Agreement by Equilibris Management AG. In terms of an Exchange Agreement entered into between the Company and Equilibris Management, the promissory note was exchanged for a Convertible Redeemable Note, bearing interest at 10% per annum, maturing on June 30, 2021 and convertible into common stock at $0.041 per share. On June 16, 2021, in terms of conversion notice received, the Company issued 4,677,532 shares of common stock to Equilibris at a conversion price of $0.041 per share, thereby extinguishing the note.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

16.	CONVERTIBLE DEBENTURES (continued)

(p)	Equilibris Management AG (continued)

(ii)	On June 24, 2021, in terms of an Assignment and Purchase of Corporate Debt Agreement entered into, the debt holder assigned the promissory note due to him of CDN$962,085, including interest and late payment penalties thereon to Equilibris Management AG. Effective June 30, 2021, the Company entered into a Securities Exchange Agreement with Equilibris Management exchanging the CDN$962,085 promissory note with a convertible promissory note for US$771,610 bearing interest at 8% per annum, convertible into shares of common stock at a conversion price of $0.041 per share and maturing on June 22, 2022. On July 1, 2021, in terms of a conversion notice received from Equilibris Management AG, the Company issued 18,819,756 shares of common stock converting the aggregate principal amount of $771,610, thereby extinguishing the debenture.

(iii)	On June 24, 2021, in terms of an Assignment and Purchase of Corporate Debt Agreement entered into with a debt holder, the debt holder assigned the promissory note due to him of CDN$38,217, including interest and late payment penalties thereon to Equilibris Management AG. Effective June 30, 2021, the Company entered into a Securities Exchange Agreement with Equilibris Management exchanging the CDN$38,217 promissory note with a convertible promissory note for US$30,652 bearing interest at 8% per annum, convertible into shares of common stock at a conversion price of $0.041 per share and maturing on June 22, 2022. On July 1, 2021, in terms of a conversion notice received from Equilibris Management AG, the Company issued 747,616 shares of common stock converting the aggregate principal amount of $30,652, thereby extinguishing the debenture.

(iv)	During June 2021, in terms of an exchange agreement entered into with Mr. Dennewald, made effective from February 12, 2021, Mr. Dennewald exchanged three promissory notes dated August 1, 2019, October 31, 2019 and March 3, 2020 totaling $125,000 for a $125,000 convertible promissory note bearing interest at 8% per annum and maturing on February 12, 2022. On June 10, 2021, in terms of an Assignment and Purchase of Debt Agreement entered into between Mr. Dennewald and Equilibris, the $125,000 Convertible Promissory Note owing to the director was purchased and assigned to Equilibris. On June 15, 2021, in terms of a conversion notice received from Equilibris, the company issued 3,048,780 shares of common stock at a conversion price of $0.041 per share, thereby extinguishing the note.

(q)	Private lender

On July 24, 2021, the Company issued a convertible debenture to a private lender in the aggregate principal amount of $120,000, for net proceeds of $100,000, after an OID of $20,000 The convertible debenture bears interest at 8% per annum and is convertible into common shares at a conversion price of $0.12 per share, maturing on July 24, 2023.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 833,333 common shares at an exercise price of $0.12 per share, expiring on July 24, 2023.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

17.	FEDERAL RELIEF LOANS

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

On May 3, 2021, The PPP loan amounting to $133,890 and all accrued interest thereon was forgiven.

On February 3, 2021, Petroteq CA, Inc, received a PPP Loan amounting to $133,890, bearing interest at 0.98% per annum and repayable in monthly installments commencing on December 3, 2021. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

18.	DERIVATIVE LIABILITY

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

18.	DERIVATIVE LIABILITY (continued)

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

The following assumptions were used in the Black-Scholes valuation model:

Year ended August 31, 2021
Conversion price	CAD$0.03 to CAD$0.25
Risk free interest rate	0.18 to 2.12%
Expected life of derivative liability	6 to 12 months
Expected volatility of underlying stock	93.9 to 231.8%
Expected dividend rate	0%

The movement in derivative liability is as follows:

August 31, 2021

Opening balance	$841,385
Derivative financial liability arising from convertible notes	653,826
Fair value adjustment to derivative liability	(1,173,025)
$322,186

19.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2019	$498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at August 31, 2020	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at August 31, 2021	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

In accordance with the terms of the sub-lease agreement disclosed in note 9 above, the Company is required to dismantle its oil extraction plant at the end of the lease term. During the year ended August 31, 2015, the Company recorded a provision of $350,000 for dismantling the facility.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

19.	RECLAMATION AND RESTORATION PROVISIONS (continued)

(b)	Site restoration

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

The discount rate used in the calculation of the provision as at August 31, 2019 was 2.0%.

20.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	564,159,881 common shares as at August 31, 2021.

(a)	Settlement of liabilities

Between September 21 2021 and December 10, 2020, the Company issued 71,632,237 common shares valued at $3,481,483 to several vendors in settlement of $3,433,200 of trade debt.

(b)	Settlement of directors fees

On July 12, 2021, the Company issued 1,964,108 common shares valued at $137,488 to four directors in partial settlement of directors fees outstanding.

(c)	Common share subscriptions

Between November 13, 2020 and July 27, 2021, the Company issued 28,490,802 common shares to various investors for net proceeds of $2,781,949.

(d)	Convertible debt conversions

Between October 1, 2020 and August 30, 2021, in terms of conversion notices received, the Company issued 171,906,658 common shares valued at $8,156,018 and 12,846,973 warrants valued at $500,063 in settlement of convertible debt of $7,622,160.

(e)	Restricted stock awards

On January 25 2021, the Company issued 1,000,000 restricted common shares valued at $58,879 to its COO as part of his compensation package.

(f)	Compensation for services

On June 10, 2021, the Company issued 25,000 shares valued at $3,411 as compensation for services rendered to the Company.

(g)	Subscription receipts

During August 2021 the company received $750,000 from a private investor in terms of an irrevocable subscription agreement for the issue of 6,250,000 units, at an issue price of $0.12 per unit. Each unit consists of one common share and one transferable share purchase warrant exercisable at $0.12 per share, for a period of twenty four months from closing. Due to the suspension of trading by the TSXV, these shares have not been issued as yet.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

21.	STOCK OPTIONS

(a)	Stock option plan

The Company has a stock option plan which allows the Board of Directors of the Company to grant options to acquire common shares of the Company to directors, officers, key employees and consultants. The option price, term and vesting are determined at the discretion of the Board of Directors, subject to certain restrictions as required by the policies of the TSX Venture Exchange. The stock option plan is a 20% fixed number plan with a maximum of 112,831,976 common shares reserved for issue at August 31, 2021.

On August 7, 2020, the Company issued a five-year option exercisable for 3,000,000 common shares, vesting over nine months, at an exercise price of CAD$0.085 per share to its newly appointed Chief Operating Officer.

On August 20, 2020, the Company issued a six-month option exercisable for 2,220,000 common shares, vesting immediately, at an exercise price of CAD$0.11 per share to a lender.

No stock options were granted for the year ended August 31, 2021.

During the year ended August 31, 2021 the share-based compensation expense of $603,244 (2020 - $887,818) relates to the vesting of options granted during the prior fiscal years.

(b)	Stock options

Stock option transactions under the stock option plan were:

	Year ended August 31, 2021			Year ended August 31, 2020
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	9,470,000	CAD$	1.20	9,808,333	CAD$	1.20
Options granted	-		-	5,220,000	CAD$	0.10
Options forfeited	(2,220,000)	CAD$	1.14	(5,558,333)	CAD$	1.14
Balance, end of period	7,250,000	CAD$	0.63	9,470,000	CAD$	0.63

Stock options outstanding and exercisable as at August 31, 2021 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
August 7, 2025	CAD$	0.085	3,000,000	3,000,000
November 30, 2027	CAD$	2.270	950,000	950,000
June 5, 2028	CAD$	1.000	3,300,000	3,300,000
			7,250,000	7,250,000
Weighted average remaining contractual life			5.5 years	5.5 years

22.	SHARE PURCHASE WARRANTS

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

22.	SHARE PURCHASE WARRANTS (continued)

From January 26, 2021 to July 27, 2021, the Company issued a total of 66,496,016 warrants for common shares of which 17,874,966 were issued in terms of subscription agreements entered into with investors and a further 42,835,635 warrants issued in terms of convertible debt subscriptions and 5,785,415 brokers warrants issued in terms of the subscription agreements mentioned above.

The share purchase warrants issued, during the year ended August 31, 2021, were valued at $3,835,673 using the relative fair value method. The fair value of share purchase warrants was estimated using the Black-Scholes valuation model utilizing the following weighted average assumptions:

Year ended August 31, 2021
Exercise price	$0.0475 to 0.12
Expected share price volatility	135.5 to 181.4%
Risk-free interest rate	0.14 to 0.84%
Expected term	0.6 to 4.45

Warrants exercisable for 26,999,167 common shares at exercise prices ranging from $0.18 to $3.427 and warrants exercisable over 9,776,815 common shares at exercise prices ranging from $0.22 and $21.53 per share expired during the year ended August 31, 2021 and 2020, respectively.

Warrants for 14,690,739 common shares were exercised for gross proceeds of $635,706 for the year ended August 31, 2021.

During August 2021 the company received $750,000 from a private investor in terms of an irrevocable subscription agreement for the issue of 6,250,000 units, at an issue price of $0.12 per unit. Each unit consists of one common share and one transferable share purchase warrant exercisable at $0.12 per share, for a period of twenty four months from closing. Due to the suspension of trading by the TSXV, these warrants have not been issued as yet.

A summary of the Company’s warrant activity during the period September 1, 2019 and August 31, 2021 is as follows:

	Year ended August 31, 2021		Year ended August 31, 2020
	Number of Options	Weighted average exercise price	Number of options	Weighted average exercise price
Balance, beginning of period	48,342,714	$0.4254	38,734,629	$0.7119
Warrants granted	66,496,016	0.1021	19,384,900	0.0824
Warrants exercised	(14,690,739)	0.0433	-	-
Warrants forfeited	(26,999,167)	0.7042	(9,776,815)	0.8675
Balance, end of period	73,148,824	$0.1053	48,342,714	$0.4254

The following table summarizes information about warrants outstanding as of August 31, 2021:

	Warrants outstanding and exercisable
Exercise price	Number of shares	Weighted average remaining years
$0.0550	8,582,500	2.44
$0.0562	12,846,973	3.33
$0.0800	392,500	2.58
$0.1000	276,512	1.41
$0.1200	47,827,077	3.52
$0.1400	151,785	3.39
$0.1700	293,700	2.25
$0.2300	2,777,777	0.08
$0.1053	73,148,824	3.21

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

23.	DILUTED LOSS PER SHARE

The Company’s potentially dilutive instruments are convertible debentures and stock options and share purchase warrants. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the years ended August 31, 2021 and 2020, the following stock options, share purchase warrants and convertible securities were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Year ended August 31, 2021	Year ended August 31, 2020

Share purchase options	7,250,000	9,470,000
Share purchase warrants	73,148,824	48,342,714
Convertible securities	118,391,331	93,941,474
	198,790,155	151,754,188

24.	RELATED PARTY TRANSACTIONS

Related party transactions not otherwise separately disclosed in these consolidated financial statements are:

The Company owes outstanding directors fees of $264,064 and $235,165 as at August 31, 2021 and 2020, respectively, and outstanding salaries and fees to officers and directors of $447,500 and $328,075 for the years ended August 31, 2021 and 2020.

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

Related Party payables	August 31, 2021	August 31, 2020
Aleksandr Blyumkin	$493,549	$555,647
Robert Dennewald	-	125,000
	$493,549	$680,647

Alex Blyumkin

On September 19, 2019 and July 31, 2020, Mr. Blyumkin subscribed for 696,153 and 15,000,000 common shares for gross proceeds of $90,500 and $600,000.

On August 20, 2020, a Company controlled by Mr. Blyumkin entered into a debt settlement agreement, whereby 2,356,374 shares were issued to settle an outstanding promissory note of $94,255.

On April 28, 2021, Mr. Blyumkin subscribed for 1,166,666 common shares at a price of $0.06 per share for gross proceeds of $70,000.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

24.	RELATED PARTY TRANSACTIONS (continued)

Alex Blyumkin (continued)

On July 12, 2021, the Company issued Mr. Blyumkin 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

On July 27, 2021, Mr. Blyumkin subscribed for 1,875,000 units at a price of $0.12 per unit for gross proceeds of $225,000.

Mr. Blyumkin has resigned as an officer and director of the Company effective August 6, 2021.

The Company owed Mr. Blyumkin $493,549 and $555,647 as at August 31, 2021 and 2020, respectively.

George Stapleton

On January 25, 2021, Mr. Stapleton was awarded 1,000,000 common shares valued at $58,879 as part of his compensation package.

On August 7, 2020, Mr. Stapleton was awarded options exercisable for 3,000,000 common shares exercisable at $0.085 per share and valued at $165,855. The options vested over an eight month period.

On November 30, 2021, Mr. George Stapleton retired as the Chief Operating Officer of the Company.

Dr. Gerald Bailey

On July 12, 2021, the Company issued Dr. Bailey 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

On August 6, 2021, the Board of Directors of the Company has appointed Dr. R. Gerald Bailey, a current director and former Chief Executive Officer of the Company, as Chairman of the Board of Directors and Interim Chief Executive Officer. The Company has not entered into a written employment agreement with Dr. Bailey.  Dr. Bailey is entitled to cash compensation of $10,000 per month in his new role.  The Board of Directors is responsible for reviewing compensation paid to the Company’s executive officers on an annual basis.

Robert Dennewald

On October 31, 2019 and March 11, 2020, Mr. Dennewald advanced the Company $50,000 and $25,000, respectively as short-term loans. The loans are interest free The total loans outstanding as of August 31, 2020 was $125,000.

During June 2021, in terms of an exchange agreement entered into with Mr. Dennewald, Mr. Dennewald exchanged three promissory notes dated August 1, 2019, October 31, 2019 and March 3, 2020 totaling $125,000 for a $125,000 convertible promissory note bearing interest at 8% per annum and maturing on February 12, 2022.

On June 10, 2021, in terms of an Assignment and Purchase of Debt Agreement entered into between Mr. Dennewald and Equilibris Management AG (“Equilibris”), the $125,000 Convertible Promissory Note owing to the director was purchased and assigned to Equilibris.

On July 12, 2021, the Company issued Mr. Dennewald 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

The Company owed Mr. Dennewald $0 and $125,000 in terms of promissory notes due to him as at August 31, 2021 and 2020.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

24.	RELATED PARTY TRANSACTIONS (continued)

James Fuller

On July 12, 2021, the Company issued Mr. Fuller 228,668 common shares valued at $16,007 in partial settlement of directors fees outstanding.

Vladimir Podlipsky

The Board of Directors has appointed Dr. Vladimir Podlipsky, currently the Chief Technology Officer of the Company, as a director, with effect from August 6, 2021, to fill the vacancy on the Board created by Mr. Blyumkin’s resignation.

Ron Cook

Mr. Cook was appointed as the Chief Financial Officer of the Company with effect from October 31, 2021.

Mark Korb

Mr. Korb resigned as CFO of the Company with effect from October 31, 2021.

25.	INVESTMENTS

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

26.	SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consists of the following:

	Year ended August 31, 2021	Year ended August 31, 2020

Investor relations and public relations	$45,000	$(92,179)
Professional fees	1,596,754	2,614,540
Salaries and wages	350,478	1,043,647
Share-based compensation	603,244	887,818
Travel and promotional expenses	700,724	713,662
Other	922,424	1,016,257
	$4,218,624	$6,183,745

27.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Year ended August 31, 2021	Year ended August 31, 2020

Interest and penalty on borrowings	$1,820,459	$1,256,985
Amortization of debt discount	2,907,121	1,414,626
	$4,727,580	$2,671,611

28.	OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	Year ended August 31, 2021	Year ended August 31, 2020

Loss (gain) on settlement of liabilities	$48,283	$(524,971
Loss on conversion of convertible debt	1,033,921	744,918
Loss (gain) on debt extinguishment	416,480	(54,378)
Penalty on convertible notes	202,908	610,312
Forgiveness of federal relief loans	(133,890)	-
Interest income	(3,800)	(29,317)
	$1,563,902	$746,564

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

29.	INCOME TAXES

The Company’s deferred tax assets (liabilities), resulting from temporary differences that will change taxable incomes of future years, are:

	August 31, 2021	August 31, 2020
Property, plant and equipment and intangible assets	$(24,049,200)	$(18,502,900)
Non-capital tax loss carry-forwards	15,993,200	14,418,180
Other tax-related balances and credits	(208,332)	(160,286
Valuation allowance	8,264,332	4,247,006
Net deferred tax assets (liabilities)	$-	$-

A reconciliation of the provision for income taxes is:

	Year ended August 31, 2021	Year ended August 31, 2020
Net loss before income taxes	$9,474,243	$12,379,067
Combined federal and state statutory income tax rates	26.5%	26.5%
Tax recovery using the Company’s domestic tax rate	2,510,674	3,280,453
Effect of tax rates in foreign jurisdictions	-	-
Net effect of (non-deductible) deductible items	(1,814,000)	(2,369,610)
Current year deductible amounts	1,254,163	1,638,692
Current period losses not recognized	(1,950,837)	(2,549,535)
Provision for income taxes	$-	$-

As at August 31, 2021, the Company has, on a consolidated basis, non-capital losses of approximately $XX million for income tax purposes which may be used to reduce taxable incomes of future years. If unused, these losses will expire between 2031and 2041.

30.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the year ended August 31, 2021 and 2020, oil extraction and processing operations and mining operations.

Once the expansion of the plant has reached a stage of completion where it is viable to commence production and the requisite licenses have been obtained, the Company’s oil extraction segment will be able to commence commercial production and will generate revenue from the sale of hydrocarbon products to third parties.

The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the year ended August 31, 2021 and 2020. Other information about reportable segments are:

	August 31, 2021
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$5,513	-	5,513
Reportable segment assets	47,795	33,240	81,035
Reportable segment liabilities	$(14,782)	(100)	(14,882)

	August 31, 2020
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$2,073	$50	$2,123
Reportable segment assets	40,405	33,240	73,645
Reportable segment liabilities	$(19,416)	$(100)	$(19,516)

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

30.	SEGMENT INFORMATION (continued)

	August 31, 2021
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenue from license fees	$2,000	$-	$2,000
Revenues from hydrocarbon sales	-	-	-
Production and maintenance costs	(2,091)	-	(2,091)
Gross Loss	(91)	-	(91)
Expenses
Depreciation, depletion and amortization	46	-	46
Selling, general and administrative expenses	4,219	-	4,219
Investor relations	45	-	45
Professional fees	1,597	-	1,597
Salaries and wages	350	-	350
Share-based compensation	666	-	666
Travel and promotional expenses	701	-	701
Other	860	-	860

Financing costs	4,727	-	4,727
Other expense (income)	1,564	-	1,564
Loss on settlement of liabilities	48	-	48
Loss on conversion of convertible debt	1,034	-	1,034
Loss on debt extinguishment	417	-	417
Penalty on convertible notes	203		203
Forgiveness of federal relief loans	(134)		(134)
Interest income	(4)		(4)
Derivative liability movements	(1,173)	-	(1,173)

Net loss	$(9,474)	$-	$(9,474)

	August 31, 2020
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenues from hydrocarbon sales	$291	$-	$291
Other production and maintenance costs	(1,714)	-	(1,714)
Advance royalty payments	-	(988)	(988)
Gross Loss	(1,423)	(988)	(2,411)
Expenses
Depreciation, depletion and amortization	104	-	104
Selling, general and administrative expenses	6,180	4	6,184
Investor relations	(92)	-	(92)
Professional fees	2,613	1	2,614
Salaries and wages	1,044	-	1,044
Share-based compensation	888	-	888
Travel and promotional expenses	714	-	714
Other	1,013	3	1,016

Financing costs	2,672	-	2,672
Impairment of investments	75	-	75
Other expense (income)	746	-	746
Gain on settlement of liabilities	(525)	-	(525)
Loss on conversion of convertible debt	745	-	745
Gain on debt extinguishment	(55)	-	(55)
Penalty on convertible note	610	-	610
Other income	(29)	-	(29)
Derivative liability movements	187	-	187

Net loss	$11,387	$992	$12,379

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

31.	COMMITMENTS AND CONTINGENCIES

The company has commitments under equipment financing arrangements entered into in prior periods, see Note 11, above.

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

August 31, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$80,700
Total instalments due under finance leases	$80,700

The Company has entered into an office lease arrangement which, including the Company’s share of operating expenses and property taxes, will require estimated minimum annual payments of:

August 31, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$62,903
1 to 2 years	64,790
2 to 3 years	66,734
Total instalments under operating leases	$194,427

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

32.	MANAGEMENT OF CAPITAL

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

33.	MANAGEMENT OF FINANCIAL RISKS

The risks to which the Company’s financial instruments are exposed to are:

(a)	Credit risk

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

At August 31, 2021 and 2020, the Company had $17,303 and $12,830 in trade and other receivables, respectively and $522,959 and $89,159 in notes receivable, respectively. The Company considers it maximum exposure to credit risk to be its trade and other receivables and notes receivable. The Company expects to collect these amounts in full and has not provided an expected credit loss allowance against these amounts.

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

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

33.	MANAGEMENT OF FINANCIAL RISKS (continued)

(c)	Liquidity risk (continued)

The following are the remaining contractual maturities of financial liabilities at the reporting date. The amounts are gross and undiscounted, and include estimated interest payments. The Company has included both the interest and principal cash flows in the analysis as it believes this best represents the Company’s liquidity risk.

At August 31, 2021

		Contractual cash flows
	Carrying		1 year		More than
(in ’000s of dollars)	amount	Total	or less	2 - 5 years	5 years
Accounts payable	$2,106	$2,106	$2,106	$-	$-
Accrued liabilities	1,565	1,565	1,565	-	-
Convertible debenture	6,148	12,084	6,690	5,394	-
Finance lease liabilities	75	81	81	-	-
Operating lease liabilities	167	195	63	132	-
Federal relief loans	728	1,070	292	53	725
	$10,789	$17,101	$10,797	$5,579	$725

34.	SUBSEQUENT EVENTS

Events after the reporting date not otherwise separately disclosed in these consolidated financial statements are:

(a)	Suspension of trading on the TSXV Exchange

The company is under a cease trade order invoked by the TSXV on August 6, 2021.

The Company filed the 2021 Q3 Filings on SEDAR and with the United States Securities and Exchange Commission (the “SEC”) on August 19, 2021. In addition, on August 19, 2021, the Company’s amended financial statements and management’s discussion and analysis for the eight quarters from May 31, 2019 to February 28, 2021 were filed on SEDAR and with the SEC, as contained in the Company’s amended annual reports on Form 10-K/A for the financial years ended August 31, 2019 and August 31, 2020, and in the Company’s amended quarterly reports on Form 10-Q/A for the periods ended May 31, 2019, November 30, 2019, February 29, 2020, May 31, 2020, November 30, 2020 and February 28, 2021. The Company’s amended financial statements and management discussion and analysis for the period ended February 28, 2019 were filed on SEDAR on August 23, 2021, and with the SEC on August 25, 2021, as exhibits to the Company’s current report on Form 8-K.

As a result of the issuance of the CTO on August 6, 2021, the Exchange suspended trading of the Company’s Common Shares. As part of the Exchange’s review of the Company’s reinstatement application, the Exchange reviewed the Company’s financial statements for the three and nine months ended May 31, 2021 and raised concerns over unapproved filings. As a result of an internal investigation the Company identified several (“Canada”) and EDGAR (“United States”) which had not been submitted for approval by Toronto Stock Exchange.

Based on the Company’s initial review of the Transactions, it is estimated that a total of 54,370,814 Common Shares were issued as a result of the Transactions. While some of the issued Common Shares, namely, 4,336,972, are estimated to have been issued at prices above what the Exchange would have otherwise approved, 50,033,842 are estimated to have been issued at share prices below what the Exchange generally approves for convertible securities. While the Company is now making the necessary submissions with the Exchange for the Transactions, they may not all be accepted for approval by the Exchange and as a condition of reinstatement to trading on the Exchange the Company may need to take remedial action to bring the Transactions into compliance.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

34.	SUBSEQUENT EVENTS (continued)

(a)	Suspension of trading on the TSXV Exchange (continued)

The Transactions, described below, were all disclosed in the Company’s financial statements (all dollar amounts are expressed in U.S. currency unless otherwise indicated):

●	On May 7, 2020, the Company issued to an arm’s length lender a $64,300 convertible note (including a 10% original issue discount) for a purchase price of $58,000, bearing interest at 12% per annum, maturing on May 7, 2021, and convertible into Common Shares. The note was ultimately converted on November 12, 2020 ($25,000 at $0.0308 for 811,688 Common Shares), November 13, 2020 ($20,000 at $0.0296 for 675,676 Common Shares) and November 13, 2020 ($22,780, including $3,480 of accrued and unpaid interest, at $0.0296 for 769,595 Common Shares). There is currently no principal or interest remaining on the note.

●	On June 4, 2020, the Company issued to an arm’s length lender a $69,900 convertible note (including a 10% original issue discount) for a purchase price of $63,000, bearing interest at 12% per annum, maturing on June 4, 2021, and convertible into Common Shares. The note was ultimately converted on December 15, 2020 ($18,000 at $0.0282 for 638,298 Common Shares), December 22, 2020 ($18,000 at $0.0338 for 532,544 Common Shares), December 28, 2020 ($20,000 at $0.0338 for 591,716 Common Shares), and January 4, 2021 ($17,680, including $3,780 of accrued and unpaid interest, at $0.0325 for 544,000 Common Shares). There is currently no principal or interest remaining on the note.

●	On June 19, 2020, the Company issued to an arm’s length lender a $82,500 convertible note (including a 10% original issue discount) for a purchase price of $75,000, bearing interest at 12% per annum, maturing on June 19, 2021, and convertible into Common Shares. The note was ultimately converted on January 7, 2021 ($20,000 at $0.0326 for 613,497 common shares), January 11, 2021 ($27,000 at $0.0326 for 828,221 Common Shares), January 13, 2021 ($22,000 at $0.0326 for 674,847 Common Shares) and January 20, 2021 ($18,000, including $4,500 of accrued and unpaid interest, at $0.0326 for 552,147 Common Shares). There is currently no principal or interest remaining on the note.

●	On July 22, 2020, the Company issued to an arm’s length lender a $150,000 convertible note (including a 15% original issue discount) for a purchase price of $135,000, bearing interest at 8% per annum, maturing on April 22, 2021, and convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. The note was ultimately converted on January 25, 2021 ($21,805 at $0.03115 for 700,000 Common Shares), January 28, 2021 ($46,725 at $0.03115 for 1,500,000 Common Shares), February 5, 2021 ($30,957.50 at $0.0309575 for 1,000,000 Common Shares), February 22, 2021 ($33,381.25 at $0.03338125 for 1,000,000 Common Shares) and March 2, 2021 ($34,011.25 at $0.03401125 for 1,000,000 Common Shares). There is currently $3,120 in principal remaining on the note, and, as of August 31, 2021, interest and penalties of $6,950.72.

●	On August 26, 2020, a convertible debenture (which was originally approved by the Exchange), bearing interest at 10% per annum owing to an arm’s length lender, which had matured on April 29, 2019, was acquired by another an arm’s length lender pursuant to a Debt Assignment and Purchase Agreement. On August 26, 2020, pursuant to a Securities Exchange Agreement, the convertible promissory note was exchanged for a convertible redeemable note with an aggregate principal amount of $192,862, bearing interest at 10% per annum, maturing on August 26, 2021, and convertible into Common Shares. On October 1, 2020, the $192,862 convertible redeemable note was converted into 10,285,991 Common Shares at $0.01875 per share. There is currently no principal or interest remaining on the note.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

34.	SUBSEQUENT EVENTS (continued)

(a)	Suspension of trading on the TSXV Exchange (continued)

●	On November 6, 2020, the Company issued to an arm’s length lender a $140,800 convertible note (including a 10% original issue discount) for a purchase price of $128,000, bearing interest at 12% per annum, maturing on November 6, 2021, and convertible into Common Shares. The note was ultimately converted on May 10, 2021 ($50,000 at $0.036 for 1,388,889 Common Shares), May 14, 2021 ($50,000 at $0.0326 for 1,533,742 Common Shares), May 19, 2021 ($48,480, including $7,680 of accrued and unpaid interest, at $0.0312 for 1,553,846 Common Shares). There is currently no principal or interest remaining on the note.

●	Between August 2019 and March 2020, a director of the Company (Robert Dennewald), loaned $125,000 to the Company to assist the Company in meeting its financial obligations. Subsequently, on February 12, 2021, in exchange for the three non-convertible promissory notes issued to Mr. Dennewald, the Company issued a convertible promissory note with an aggregate principal amount of $125,000, bearing interest at 8% per annum, maturing on February 12, 2022, and convertible into Common Shares. On June 10, 2021, pursuant to an Assignment and Purchase of Debt Agreement, the $125,000 convertible promissory note was purchased and assigned by Mr. Dennewald to an arm’s length lender. On June 15, 2021, the arm’s length lender converted the $125,000 principal amount of the convertible promissory note into 3,048,780 Common Shares at $0.041 per share.

●	On January 12, 2021, the Company issued an arm’s length lender a $86,350 convertible note (including a 10% original issue discount) for a purchase price of $78,500, bearing interest at 12% per annum, maturing on January 12, 2022, and convertible into Common Shares. The note was ultimately converted on July 13, 2021 ($50,000 at $0.0871 for 574,053 Common Shares) and July 14, 2021 ($41,060, including $4,710 of accrued and unpaid interest, at $0.0863 for 475,782 Common Shares. There is currently no principal or interest remaining on the note.

●	On February 25, 2021, the Company issued an arm’s length lender a $86,350 convertible promissory note (including a 10% original issue discount) for a purchase price of $78,500, bearing interest at 12% per annum, maturing on February 24, 2022, and convertible into Common Shares. The Company has since repaid the convertible promissory note in full (including principal and interest) in cash.

●	On March 22, 2021, the Company and an arm’s length lender entered into an amending agreement extending the maturity date of a convertible debenture originally issued on September 17, 2018 from March 31, 2021 to October 31, 2021. The original issuance of the convertible debenture, including a prior amendment to the debenture, was approved by the Exchange. The current unpaid purchase price of the debenture ($2,900,000) is convertible at $0.055 per share.

●	On April 21, 2021, the Company issued an arm’s length lender a $92,125 convertible promissory note (including a 10% original issue discount) for a purchase price of $83,750, bearing interest at 12% per annum, maturing on April 21, 2022, and convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. No Common Shares have been issued in connection with this convertible promissory note, which remains outstanding.

●	On May 20, 2021, the Company issued an arm’s length lender a $141,625 convertible promissory note (including a 10% original issue discount) for a purchase price of $128,750, bearing interest at 12% per annum, maturing on May 20, 2022, and convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. No Common Shares have been issued in connection with this convertible promissory note, which remains outstanding.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

34.	SUBSEQUENT EVENTS (continued)

(a)	Suspension of trading on the TSXV Exchange (continued)

●	On October 30, 2018, an arm’s length lender loaned $350,000 to the Company. Subsequently, on June 16, 2021, pursuant to an Exchange Agreement, the non-convertible promissory note was exchanged for a convertible redeemable note with an aggregate principal amount of $191,779 bearing interest at 10% per annum, maturing on June 16, 2022, and convertible into Common Shares. On June 16, 2021, pursuant to an Assignment and Purchase of Debt Agreement, the $191,779 convertible redeemable note was purchased and assigned to another arm’s length lender and on the same day it was converted into 4,677,532 Common Shares at $0.04100004 per share.

●	On June 24, 2021, a non-convertible secured debenture, bearing interest at 12% per annum owing to an arm’s length lender with an aggregate amount outstanding of CAD$962,085 (including interest and penalty), which had matured, was acquired by another arm’s length lender pursuant to an Assignment and Purchase of Corporate Debt Agreement. On June 30, 2021, pursuant to a Securities Exchange Agreement dated June 28, 2021, the debenture was exchanged for a convertible redeemable note with an aggregate principal amount of $771,610, bearing interest at 8% per annum, maturing on June 30, 2022, and convertible into Common Shares at $0.041 per share. On July 1, 2021, the convertible redeemable note was converted into 18,819,756 Common Shares at $0.041 per share.

●	On June 24, 2021, a non-convertible secured debenture, bearing interest at 12% per annum and owing to an arm’s length lender, with an aggregate amount outstanding of CAD$38,217 (including interest and penalty), which had matured, was acquired by another arm’s length lender pursuant to an Assignment and Purchase of Corporate Debt Agreement. On June 30, 2021, pursuant to a Securities Exchange Agreement dated June 28, 2021, the debenture was exchanged for a convertible redeemable note with an aggregate principal amount of $30,652, bearing interest at 8% per annum, maturing on June 30, 2022 and convertible into Common Shares at $0.041 per share. On July 1, 2021, the convertible redeemable note was converted into 747,616 Common Shares at $0.041 per share.

●	On July 2, 2021, the Company issued to an arm’s length lender a $114,125 convertible promissory note (including a 10% original issue discount) for a purchase price of $103,750, bearing interest at 12% per annum, maturing on July 2, 2022 and principal and interest convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. No Common Shares have been issued in connection with this convertible promissory note.

The net proceeds of the Transactions that resulted in new funds to the Company were used for expansion of the Company’s extraction plant and working capital.

The Company continues to work with the Exchange on a reinstatement of trading and will update the market as things progress. However, the Exchange has indicated that these matters and their review of the Transactions may take some time to resolve and that a reinstatement to trading is not expected in the near term.

(b)	Exchange of mineral leases

In October 2021, TMC Capital and POR, Petroteq’s operating subsidiaries, and Valkor entered into an “Agreement Governing Reciprocal Assignment of Mineral Leases” dated October 15, 2021 (the “Exchange Agreement”), under which (a) TMC/POR agreed to assign to Valkor all of their respective rights and interests in the TMC Mineral Lease, the Short-Term Mining Lease, and the Temple Mountain SITLA Leases, and (b) Valkor agreed to assign to TMC Capital all of its rights and interests in the following Utah state mineral leases located in the Asphalt Ridge Northwest area of Uintah County, Utah (the “Asphalt Ridge NW Leases”):

(a)	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated as of September 1, 2018 (Mineral Lease No. 53831), executed between the State of Utah, acting by and through the School and Institutional Trust Lands Administration (“SITLA”), as lessor, and Indago Oil and Gas, Inc., as lessee, covering approximately 640 acres;

(b)	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated as of September 1, 2018 (Mineral Lease No. 53832), executed between the State of Utah, acting by and through SITLA, as lessor, and Indago Oil and Gas, Inc., as lessee, covering approximately 898.22 acres; and

(c)	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated as of June 1, 2018 (Mineral Lease No. 53805), executed between the State of Utah, acting by and through SITLA, as lessor, and Indago Oil and Gas, Inc., as lessee, covering approximately 1,920 acres.

The Asphalt Ridge NW Leases encompass approximately 3,458.22 acres, lands that are located in an area referred to as “Asphalt Ridge Northwest” and in close proximity to mineral leases held by Greenfield. Valkor acquired the Asphalt Ridge NW Leases under an Assignment of Oil and Gas Leases dated June 29, 2021 executed between Indago Oil and Gas Inc., as assignor, and Valkor Energy Holdings, LLC, as assignee, which was approved by SITLA on or about September 10, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

34.	SUBSEQUENT EVENTS (continued)

(b)	Exchange of mineral leases (continued)

Following the execution of the Exchange Agreement in October 2021, TMC Capital and Valkor also entered into the following agreements:

(1)	Under an Agreement Governing Assignment of Participation Rights in Mineral Leases, Valkor granted to TMC Capital the right to participate at up to a 50% interest in any future exploration or production operations conducted by Valkor under the Short-Term Mining Lease.

(2)	Under an Agreement Governing Assignment of Operating Rights (SITLA Leases), TMC Capital assigned to Valkor all of the operating rights under the Asphalt Ridge NW Leases at depths of 500 feet or more below the surface, with TMC Capital reserving the right to participate at up to a 50% working interest in any exploratory or production operation conducted by Valkor at the deeper intervals. The assignment of the deeper operating rights to Valkor, subject to TMC Capital’s participation rights, is also subject to approval by SITLA.

The Exchange Agreement and the exchange and assignment of mineral leases between and among TMC, POSR and Valkor will not affect the ownership of the Asphalt Ridge Plant, which will continue to be owned by Petroteq through POSR.

The recent transactions under the Exchange Agreement, including Valkor’s assignment of lease record title and operating rights to TMC Capital in the Asphalt Ridge NW Leases, will expand Petroteq’s oil sands resources in Utah and provide Petroteq with the following additional advantages and benefits:

●	Based on data obtained to date, we estimate that the oil content or saturation rate for the oil sands deposits existing within the lands covered by the Asphalt Ridge NW Leases at approximately 12% by weight. In contract, the oil saturation rate in the oil sands resources under the TMC Mineral Lease and the Short-Term Mining Lease in the Temple Mountain area of Asphalt Ridge has an average oil content or saturation rate of approximately 6% by weight. The difference in oil content or saturation in the oil sands deposits contained within the Asphalt Ridge NW Leases is substantial and should significantly improve the economics of our mining and processing operations as we go forward;

●	The Asphalt Ridge NW Leases contain an oil sands deposit that is contiguous within a single contained area, which will allow for greater efficiencies in our mining and transport operations. In contrast, the oil deposits contained within the original TMC Mineral Lease are contained in separate blocks running along a trend of approximately eight miles and the Temple Mountain SITLA Leases are completely undeveloped with limited exploration;

●	The Asphalt Ridge NW Leases contain substantial oil sands resources in outcroppings located near the surface (with less overburden), creating new and better surface mining prospects for Petroteq and its operating subsidiaries.

(c)	Debt assignment and conversion agreements

On October 15, 2021, the Company entered into a debt conversion agreement with Morison Management whereby the aggregate principal amount of convertible debt of $239,251 related to an October 2018 convertible debenture of $184,251 and a January 20, 2020 convertible debenture of $55,000 will be convertible into 2,010,521 common shares at a conversion price of $0.119 per share, subject to approval of the Board of Directors and the TSXV.

On October 15, 2021, the Company entered into a debt conversion agreement with Strategic IR whereby the aggregate amount due to Strategic of $299,719 in terms of unpaid professional services rendered to the Company will be settled by the issue of 2,518,645 common shares at an issue price of $0.119 per share, subject to approval of the Board of Directors and the TSXV.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

34.	SUBSEQUENT EVENTS (continued)

(c)	Debt assignment and conversion agreements (continued)

On November 17, 2021, Morison Management entered into three debt assignment agreements with Power Up Lending Group, whereby the following convertible debentures were assigned to Morison Management:

(i)

An April 21, 2021 convertible promissory note in the aggregate principal sum of $92,125, bearing interest at 12% per annum and maturing on April 21, 2022, for gross proceeds of $126,850, including accrued interest thereon and early prepayment penalties.

On November 17, 2021, in terms of an Amending Agreement entered into with the Company by Morison Management, the Company amended the note to comply with TSXV requirements, whereby only the aggregate principal sum of $83,750 will be convertible under the note at a conversion price of $0.048 per common share and the maximum amount due under the note in terms of interest rate, fees or other payments is restricted to a rate of 24% per annum.

(ii)

A May 20, 2021 convertible promissory note in the aggregate principal sum of $141,625, bearing interest at 12% per annum and maturing on May 20,  2022, for gross proceeds of $194,705, including accrued interest thereon and early prepayment penalties.

On November 17, 2021, in terms of an Amending Agreement entered into with the Company by Morison Management, the Company amended the note to comply with TSXV requirements, whereby only the aggregate principal sum of $128,750 will be convertible under the note at a conversion price of $0.042 per common share and the maximum amount due under the note in terms of interest rate, fees or other payments is restricted to a rate of 24% per annum.

(iii)

A July 2, 2021convertible promissory note in the aggregate principal sum of $114,125, bearing interest at 12% per annum and maturing on July 2, 2022, for gross proceeds of $134,955, including accrued interest thereon and early prepayment penalties.

On November 17, 2021, in terms of an Amending Agreement entered into with the Company by Morison Management, the Company amended the note to comply with TSXV requirements, whereby only the aggregate principal sum of $103,750 will be convertible under the note at a conversion price of $0.146 per common share and the maximum amount due under the note in terms of interest rate, fees or other payments is restricted to a rate of 24% per annum.

(d)	Unsolicited takeover bid by Viston United swiss AG

On October 27, 2021, 2869889 Ontario Inc., an indirect, wholly-owned subsidiary of Viston United Swiss AG commenced a conditional, unsolicited takeover bid (the “Offer”) to acquire all of the issued and outstanding Common Shares of the Company. Viston filed a Tender Offer Statement with the SEC relating to the Offer on Schedule TO under section 14(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on October 25, 2021, and an amendment to the Tender Offer Statement on October 27, 2021. As set forth in the Solicitation/Recommendation Statement on Schedule 14D-9 under section 14(d)(4) of the Exchange Act filed with the SEC on November 9, 2021, shareholders were advised that the Board of Directors was not yet in a position to make a recommendation to shareholders to accept or reject the Offer, and that the Company has retained Haywood Securities Inc. as financial advisor to the Company and the Board of Directors.

PETROTEQ ENERGY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended August 31, 2021 and 2020

Expressed in US dollars

34.	SUBSEQUENT EVENTS (continued)

(e)	Debt conversions

On September 21, 2021, in terms of a conversion notice received, Bellridge Capital LP, converted the aggregate principal sum of $1,400,000 into 29,166,667 common shares at a conversion price of $0.048 per share.

On November 10, 2021, in terms of a conversion notice received, Bellridge Capital LP, converted the aggregate principal sum of $2,900,000 into 52,727,273 common shares at a conversion price of $0.055 per share.

(f)	Financing Activity

On November 15, 2021, The remaining PPP loan in the Company’s wholly owned subsidiary, Petroteq CA amounting to $133,890 and all accrued interest thereon was forgiven.

(g)	Technology license agreement

In October 2021, Petroteq and Big Sky Resources LLC (“Big Sky”), a company based in Rye, New York, entered into a technology license agreement under which the Company granted to Big Sky a non-exclusive, non-transferable license and right to use Petroteq's proprietary technology to design, construct, operate and finance oil sands extraction plants at up to two locations in the continental United States. Under the agreement, Big Sky has agreed to pay the Company a one-time, non-refundable license fee of $2 million, which will become payable upon commencing construction of its first plant. The agreement further provides that Big Sky will pay the Company a 5% royalty on the net revenue received by Big Sky from the production, sale or other disposition of licensed product from the plants for as long as the Company continues to hold enforceable and protected intellectual property rights in the licensed technology in the United States.

Pursuant to the licensing agreement, Big Sky is obligated to engage Valkor LLC (or an affiliate named by Valkor) as the sole and exclusive provider of engineering, planning, and construction services for all oil sands plants built by Big Sky or under its direction. Big Sky has indicated it will work closely with Valkor to identify plant locations in the State of Utah.

35.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

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

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Year ended August 31, 2021	Year ended August 31, 2020

Advanced royalty payments	$-	$120
Mineral lease acquisition costs – Unproven properties	-	-
Construction of oil extraction plant	5,513	2,073
	$5,513	$2,193

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to minimum royalties paid on mineral leases that the Company has entered into and certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Year ended August 31, 2021	Year ended August 31, 2020

Advanced royalty payments applied or expired	$-	$988
Production and maintenance costs	2,091	1,714
	$2,091	$2,702

Proven reserves

The Company does not have any proven hydrocarbon reserves as of August 31, 2021 and 2020.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of August 31, 2021 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (“COSO”). The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO or to maintain all reference material required to ensure Company personnel are properly advised or trained to operate the control system. Based on the assessment, management concluded that, as of August 31, 2021, the Company’s internal control over financial reporting was ineffective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information about our executive officers, key employees and directors as of December 14, 2020.

Name	Age	Positions and Offices with the Registrant

Gerald Bailey	80	Chairman of the Board of Directors and , Interim Chief Executive
Ron Cook	51	Chief Financial Officer
Vladimir Podlipsky	56	Chief Technology Officer
Robert Dennewald	67	Director
James Fuller	81	Director

Biographies

The following are brief biographies of our officers and directors:

Gerald Bailey, Chairman and Interim Chief Executive Officer

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

Ron Cook, Chief Financial Officer

Mr. Cook was appointed as the Chief Financial Officer of the Company with effect from October 31, 2021.

Mr. Cook is a Certified Public Accountant (CPA) with:

●	Twenty-one years of experience at CPA firms specializing in tax consulting and compliance, accounting statement preparation and all aspects of business consulting; and

●	Six years of experience in financial management in the hospitality technology and school construction management industries, as both a Controller and Vice President of Finance.

Concurrently while serving as the Company’s Chief Financial Officer, Mr. Cook will continue to work at BNG Accountancy Corporation, a Los Angeles, California based accounting and business management firm specializing in strategic advisory services, including tax consulting and compliance, accounting statement preparation, due diligence assistance, arbitration support, foreign bank account tracing and analysis, and general business consulting.  He has been with BNG Accountancy Corporation continuously since 2008, after serving as Vice President - Finance at SGI Construction Management of Pasadena, California, between 2005 and 2008.  His experience includes past employment as a CPA at Deloitte and Touche, LLP (1996-1999) and Arthur Andersen LLP (1994-1996).

Mr. Cook is a graduate of California State University, Northridge, where he earned a Bachelor of Science degree in 1995, and is admitted as a CPA in the State of California.

Vladimir Podlipsky, Director and Chief Technology Officer

Dr. Podlipsky was appointed as a director of the Company with effect from August 6, 2021. Dr. Podlipsky has served as our Chief Technology Officer since May 2011. He has extensive experience as a researcher in many senior science disciplines, involved in oil extraction technologies, automobile care, household consumer and cosmetic products and research into mold remediation products, all with a focus on the utilization of benign solvents/solutions. Previously, he held research appointments in new product development for EMD Biosciences, Inc., (Merck KgaA, Darnstadt, Germany), and worked as Chief Chemist in Research & Development for Nanotech, Inc., Los Angeles, California, and as Chief Chemist for Premier Chemical, Compton, California. He is a former Premier Chemical Scientist at UCLA’s Department of Chemistry. Dr. Podlipsky owns patents for innovative fuel additives and car care products and has authored several papers involving fuel re-formulator products and mold remediation. He is currently involved in research and development of new petroleum industry products, systems and technologies.

Dr. Podlipsky is the principal research scientist responsible for the development of Petroteq Energy Inc.’s technologies used in its various oil extraction programs in Utah, and has recently finalized all fabrication/assembly details for the company’s first oil sands extraction plant installed at Asphalt Ridge, Utah. He has worked extensively with a variety of suppliers from the U.S. and Eastern Europe in the planning and design stages of the extraction unit’s systems. He holds a PhD Degree in Bio-Organic Chemistry from the Institute of Bio-Organic Chemistry & Petroleum Chemistry, Kiev, Ukraine, and a Degree in MS-Organic Chemistry from the Department of Chemistry, Kiev State University, Kiev, Ukraine.

Robert Dennewald, Director

Mr. Dennewald has served as a member of our board since April 2015. He has been the Chairman of Business Federation Luxembourg (FEDIL) from  2006 until 2016 and a Vice President of the Luxembourg Chamber of Commerce. He is also a member of the Board of Directors of the Jean-Pierre Pescatore Charity Foundation. He is the president of investment fund EUREFI S.A. and the angel investor of Cleantech Company APATEQ. In 2006 he initiated, together with four financial partners, a MBO/LBO takeover of the Eurobeton Group. In 2010, through a secondary buy-out, he took a controlling interest in Eurobeton, which is a main supplier of building materials in Luxembourg with its subsidiary Chaux de Contern. Mr. Dennewald obtained a degree in civil engineering at the University of Liège (B).

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth for the two years ended August 31, 2021 and August 31, 2020 the compensation awarded to, paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our other most highly compensated executive officer whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.” Certain columns were excluded as the information was not applicable.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)		Bonus ($)	All Other Compensation(2)		Stock Awards ($)		Option Awards ($)(12)		Total $

Dr. Gerald Bailey	2021	70,000		-	36,000	(2)	-		152,707	(11)	258,707
Interim Chief Executive officer	2020	-		-	40,000	(3)	-		173,068	(11)	177,068

Aleksander Blyumkin	2021	240,000		-	55,967	(4)	-		-		295,968
Former Executive Chairman, Chief Executive Officer and director	2020	366,254		-	60,000	(5)	-		-		426,254

George Stapleton	2021	360,000	(6)	-	-		58,879	(7)	145,123	(8)	564,002
Chief Operating officer	2020	-		-	-		-		-		-

David Sealock	2021	-		-	-		-		-		-
Former Chief Executive Officer and director	2020	39,185		-	18,387	(9)			127,256	(10)	184,828

Vladimir Podlipsky	2020	-		-	-				152,707	(11)	152,707
Chief Technology Officer	2019	-		-	-				173,068	(11)	173,068

(1)	The business address for each officer listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Dr. Bailey earned $36,000 of directors fees for the year ended August 31 2021.

(3)	Dr. Bailey earned $36,000 of directors fees for the year ended August 31 2020 and $4,000 for services rendered.

(4)	Mr. Blyumkin earned $55,967 of directors fees until August 6, 2021, the date of his resignation.

(5)	Mr. Blyumkin earned $60,000 of director’s fees for the financial years ended August 31, 2020.

(6)	Mr. Stapleton’s salary was paid for by Valkor LLC and reimbursed by the Company.

(7)	Mr. Stapleton was granted 1,000,000 common shares on January 25, 2021, valued at $58,879 on the grant date.

(8)	Mr. Stapleton was awarded a five year option exercisable for 3,000,000 shares of common stock at an exercise price of CDN$0.085 per share, 750,000 vesting on each of October 7, 2020, December 7, 2020, February 7, 2021 and April 7, 2021.

(9)	Mr. Sealock earned $18,387 of director’s fees for the financial years ended August 31, 2020.

(10)	On June 6, 2018, Mr. Sealock was awarded ten year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest in equal amounts over a three year period. Mr. Sealock resigned with effect from March 3, 2020, his options expired on June 3, 2020 and were no longer amortized from that date.

(11)	On June 6, 2018, dr. Bailey and Dr. Podlipsky were awarded ten year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest in equal amounts over a three year period.

(12)	The share purchase options issued to directors and officers on June 6, 2018 were valued at grant date using a Black Scholes valuation model. The assumptions used in the valuation were as follows: Weighted average exercise price of CDN$1.00, exercise price CDN$1.00, term of share purchase option: 10 years, risk free interest rate of 2.16% and computed volatility of the underlying stock of 125% and expected dividend yield of 0%.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2021:

	OPTION AWARDS						STOCK AWARDS
	Number of securities underlying unexercised options Exercisable	Number of securities underlying unexercised options Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options	Option exercise price		Option expiry	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)		Date	(#)	($)	(#)	($)

Dr. Gerald Bailey(1)	475,000	-	-	CDN$	2.27	11/30/2027	-	-	-	-
	1,000,000	-	-	CDN$	1.00	6/6/2028	-	-	-	-

Aleksandr Blyumkin	-	-	-		-	-	-	-	-	-

Dr. Vladimir Podlipsky(2)	1,000,000	-	-	CDN$	1.00	6/6/2028	-	-	-	-

George Stapleton(3)	3,000,000	-	-	CDN$	0.085	8/7/25	-	-	-	-

(1)	Dr. Bailey was awarded 475,000 options on November 30, 2017, of which all are vested. In addition, Dr. Bailey was awarded 1,000,000 options on June 6, 2018 of which all are vested.

(2)	Dr. Podlipsky was awarded 1,000,000 options on June 6, 2018 of which all are vested.

(3)	Mr. Stapleton was awarded a five year option exercisable for 3,000,000 shares of common stock at an exercise price of CDN$0.085 per share, 750,000 vesting on each of October 7, 2020, December 7, 2020, February 7, 2021 and April 7, 2021. Mr. Stapleton was also awarded 1,000,000 restricted shares which shares are only issuable upon approval by the Canadian TSXV Exchange, these shares have not been issued as of December 14, 2020.

Narrative to Compensation Tables

Overview

During the financial years ended August 31, 2021 and 2020, our executive compensation program was administered by our Board of Directors. Our executive compensation program has the objective of attracting and retaining a qualified and cohesive group of executives, motivating team performance and aligning the interests of executives with the interests of our shareholders through a package of compensation that is simple and easy to understand and implement. Compensation under the program was designed to achieve both current and our long-term goals of and to optimize returns to shareholders. In addition, in order to further align the interests of executives with the interests of our shareholders, we have implemented share ownership incentives through incentive share purchase options. Our overall compensation objectives are in line with its peer group of oil sands technology companies with opportunities to participate in equity.

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

Bonus Framework

While our directors believe that a well-balanced executive compensation program must simultaneously motivate and reward participants to deliver financial results while maintaining focus on long-term goals that track financial progress and value creation, during the fiscal years ended August 31, 2021 and 2020, we did not have in place an annual team bonus or discretionary individual bonus plan and we did not pay any bonuses.

Group Benefits

We do not offer a group benefits plan of any kind.

Perquisites and Personal Benefits

While we reimburse our executive officers for expenses incurred in the course of performing their duties as executive officers of our company, we did not provide any compensation that would be considered a perquisite or personal benefit to executive officers.

Equity Compensation

2019 Option Plan

Incentive share purchase options are currently granted under the 2019 Option Plan, a fixed number share option plan approved by shareholders on November 23, 2018, which amended and replaced our 2018 Option Plan. Pursuant to the 2019 Option Plan our Board of Directors may from time to time, in its discretion and in accordance with the TSXV requirements, grant to directors, officers and employees, as well as management company employees and consultants (as such terms are defined in Policy 4.4 as amended from time to time), non-transferable options to purchase common shares, provided that the number of common shares reserved for issuance will not exceed 112,831,976, exercisable for a period of up to ten (10) years from the date of the grant. The number of common shares reserved for issuance to any individual director or officer of our company will not exceed 5% of the issued and outstanding common shares (2% in the case of optionees providing investor relations services to us) unless disinterested shareholder approval is obtained. The exercise price of any option granted pursuant to the 2019 Option Plan shall be determined by our Board of Directors when granted, but shall not be less than the Discounted Market Price (as such term is defined in Policy 4.4 as amended from time to time). Options granted pursuant to the 2019 Option Plan are non-assignable, except by means of a will or pursuant to the laws of descent and distribution.

The options may be exercised no later than 12 months following the date the optionee ceases to be a director, officer or consultant of our company, subject to the expiry date of such option. However, if the employment of an employee or consultant is terminated for cause no option held by such optionee may be exercised following the date upon which termination occurred.

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2021.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options		Number of securities remaining for future issuance under equity compensation plans
Equity Compensation plans approved by the stockholders	7,250,000	CDN$	0.79	105,581,976

Employment Agreements

We do not have any written employment agreements with any of our executive officers or other employees.

Pursuant to a Technology Transfer Agreement, effective November 7, 2011, whereby we acquired from Vladimir Podlipsky certain intellectual property rights relating to extracting bitumen from oil sands (the “Acquired Technology”), we also agreed to employ Dr. Podlipsky to oversee and operate the Acquired Technology with the compensation of $120,000.00 per year for as long as the Acquired Technology is utilized by us. In consideration for the Acquired Technology, we issued to Dr. Podlipsky’s designee 100,000 shares of our common shares and agreed to issue an additional 1,900,000 shares of our common shares on the date when our extraction facility at the TMC Mineral Lease in Vernal, Utah is assembled and tested. We further agreed to pay Dr. Podlipsky upon the construction of a second plant utilizing the Acquired Technology and any plants thereafter using the Acquired Technology a royalty fee of 2% of gross sales if the price of heavy oil is below $60.00 per barrel; 3% of gross sales if the price of heavy oil is between $60.00 and $69.99 per barrel; 3.5% of gross sales if the price of heavy oil is between $70.00 and $79.99 and 4% of gross sales if the price of heavy oil is greater than $80.00.

Director Compensation

The following table sets forth information for the fiscal year ended August 31, 2021 regarding the compensation of our directors who at August 31, 2021 were not also named executive officers.

Name	Fees Earned or Paid in Cash $		Option Awards $(3)(4)		Other Compensation $	Total $
Robert Dennewald	36,000	(1)	152,707	(2)	-	188,707
James Fuller	36,000	(1)	-		-	36,000

1.	Mr. Dennewald and Mr. Fuller have each earned $36,000 of director’s fees for the financial year ended August 31, 2021.

2.	On June 6, 2018, Mr. Dennewald was awarded ten-year share purchase options exercisable over 1,000,000 common shares at an exercise price of CDN$1.00 per share, these share purchase options vest annually over a three year period.

4.	As of August 31, 2021, the following are the aggregate number of option and stock awards held by each of our directors who were not also named Executive Officers:

Name	Option awards (Amount)	Stock awards (Amount)
Robert Dennewald(a)	1,475,000	-

(a)	The options outstanding includes; (i) on November 30, 2017, Mr. Dennewald was awarded an option to purchase 475,000 common shares of which all are vested; (ii) on June 6, 2018, Mr. Dennewald was awarded an option to purchase 1,000,000 common shares of which 500,000 are vested and the remaining 500,000 will vest equally on June 6, 2020 and 2021.

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

Compensation Committee Interlocks

Not Applicable

Item 12. Security Ownership Of Certain Beneficial Owners And Management.[to be updated]

The following table sets forth as of December 10, 2021, the number and percentage of the outstanding shares of common shares which, according to the information supplied to us, were beneficially owned by (1) each person who is currently a director, (2) each executive officer, (3) all current directors and executive officers as a group, and (4) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common shares.

Name and Address(1)	Number of Shares Beneficially Owned		Percentage of Outstanding shares owned(2)
Gerald Bailey, Chairman and Interim Chief Executive officer	2,053,480	(3)	*
Vladimir Podlipsky, Director and Chief Technology Officer	1,016,667	(4)	*
Robert Dennewald, Director	2,053,480	(5)	*
James Fuller, Director	453,668	(6)	*
Ron Cook, Chief Financial Officer	-		*
All executive officers and directors as a group (5 persons)			0.9%

5% shareholders
Aleksandr Blyumkin	26,889,436	(7)	4.2%
Kitwe Management, Inc	41,000,000	(8)	6.3%
Cantone Asset Management	37,305,598	(9)	5.7%

*	Less than 1%

(1)	The business address for each officer and director listed above is: Petroteq Energy Inc., 15315 Magnolia Blvd., #120, Sherman Oaks, California 91403.

(2)	Based on 646.053,821 common shares outstanding as of December 10, 2021.

(3)	Is comprised of 578,480 common shares and share purchase options exercisable for 1,475,000 common shares, of which all are vested.

(4)	Is comprised of 16,667 common shares and share purchase options exercisable for 1,000,000 common shares, of which all are vested.

(5)	Is comprised of 578,480 common shares and share purchase options exercisable for 1,475,000 common shares, of which all are vested.

(6)	Is comprised of 453,668 common shares.

(7)	Is comprised of 26,885,420 common shares held directly, 4,016 common shares held through the Alexander & Polina Blyumkin Trust and 1,875,000 share purchase warrants.

(8)	Is comprised of 41,000,000 common shares. The registered address of Kitwe Management is 350-1168 Hamilton Street, Vancouver, British Columbia V6B 2S2

(9)	Is comprised of 27,688,982 common shares and warrants exercisable for 9,616,616 common shares. The registered address of Cantone Asset Management is 36 Corbett Way, Eaton Town, New Jersey, 07724 and all securities are under the dispositive power of Anthony Cantone.

Item 13. Certain Relationships And Related Transactions, And Director Independence

Except as disclosed in this section and under “Item 6. Executive Compensation” there were no related party transactions during the current year or the prior year.

Director Independence and Related Transactions

Our Board of Directors is comprised of Gerald Bailey, Robert Dennewald, and James Fuller, of which Messrs. Dennewald, Bailey and Fuller are deemed to be independent within the meaning of the TSX Ventures Exchange Corporate Finance Manual (the “TSXV Manual”) and applicable Canadian securities regulations.

The Board of Directors has appointed only one standing committee, the Audit Committee. The Board members comprising our Audit Committee are Gerald Bailey, James Fuller and Robert Dennewald, of which only Messrs. Dennewald and Fuller are deemed to be independent within the meaning of the TSXV Manual and applicable Canadian securities regulations.

The Audit Committee meets at least four times per year.

Certain Relationships and Related Transactions

The Company owes outstanding directors fees of $264,064 and $235,165 as at August 31, 2021 and 2020, respectively, and outstanding salaries and fees to officers and directors of $447,500 and $328,075 for the years ended August 31, 2021 and 2020.

Related party payables and receivables represent non-interest-bearing (payables) receivables that are due on demand.

The balances outstanding are as follows:

Related Party payables	August 31, 2021	August 31, 2020
Aleksandr Blyumkin	$493,549	$555,647
Robert Dennewald	-	125,000
	$493,549	$680,647

Alex Blyumkin

On September 19, 2019 and July 31, 2020, Mr. Blyumkin subscribed for 696,153 and 15,000,000 common shares for gross proceeds of $90,500 and $600,000.

On August 20, 2020, a Company controlled by Mr. Blyumkin entered into a debt settlement agreement, whereby 2,356,374 shares were issued to settle an outstanding promissory note of $94,255.

On April 28, 2021, Mr. Blyumkin subscribed for 1,166,666 common shares at a price of $0.06 per share for gross proceeds of $70,000.

On July 12, 2021, the Company issued Mr. Blyumkin 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

On July 27, 2021, Mr. Blyumkin subscribed for 1,875,000 units at a price of $0.12 per unit for gross proceeds of $225,000.

Mr. Blyumkin has resigned as an officer and director of the Company effective August 6, 2021.

The Company owed Mr. Blyumkin $493,549 and $555,647 as at August 31, 2021 and 2020, respectively.

George Stapleton

On January 25, 2021, Mr. Stapleton was awarded 1,000,000 common shares valued at $58,879 as part of his compensation package.

On August 7, 2020, Mr. Stapleton was awarded options exercisable for 3,000,000 common shares exercisable at $0.085 per share and valued at $165,855. The options vested over an eight month period.

On November 30, 2021, Mr. George Stapleton retired as the Chief Operating Officer of the Company.

Dr. Gerald Bailey

On July 12, 2021, the Company issued Dr. Bailey 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

On August 6, 2021, the Board of Directors of the Company has appointed Dr. R. Gerald Bailey, a current director and former Chief Executive Officer of the Company, as Chairman of the Board of Directors and Interim Chief Executive Officer. The Company has not entered into a written employment agreement with Dr. Bailey.  Dr. Bailey is entitled to cash compensation of $10,000 per month in his new role.  The Board of Directors is responsible for reviewing compensation paid to the Company’s executive officers on an annual basis.

Robert Dennewald

On October 31, 2019 and March 11, 2020, Mr. Dennewald advanced the Company $50,000 and $25,000, respectively as short-term loans. The loans are interest free The total loans outstanding as of August 31, 2020 was $125,000.

During June 2021, in terms of an exchange agreement entered into with Mr. Dennewald, Mr. Dennewald exchanged three promissory notes dated August 1, 2019, October 31, 2019 and March 3, 2020 totaling $125,000 for a $125,000 convertible promissory note bearing interest at 8% per annum and maturing on February 12, 2022.

On June 10, 2021, in terms of an Assignment and Purchase of Debt Agreement entered into between Mr. Dennewald and Equilibris Management AG (“Equilibris”), the $125,000 Convertible Promissory Note owing to the director was purchased and assigned to Equilibris.

On July 12, 2021, the Company issued Mr. Dennewald 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

The Company owed Mr. Dennewald $0 and $125,000 in terms of promissory notes due to him as at August 31, 2021 and 2020.

James Fuller

On July 12, 2021, the Company issued Mr. Fuller 228,668 common shares valued at $16,007 in partial settlement of directors fees outstanding.

Item 14. Principal Accountant Fees and Services

Hay and Watson serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2021 and 2020 by our auditors:

	Year ended August 31, 2021	Year ended August 31, 2020
Audit fees and expenses	$	$155,000
Taxation preparation fees		5,000
Audit related fees		20,000
Other fees		-
	$	$180,000

(1)	Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	Taxation preparation fees were fees for professional services rendered to file our federal and state tax returns.

(3)	We incurred fees to our independent auditors of $20,000 and $20,000 for audit related fees during the fiscal years ended August 31, 2021 and 2020, respectively.

(4)	We incurred fees to our independent auditors of $0 for other fees during the fiscal years ended August 31, 2021 and 2020.

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

Item 15. Exhibits and Financial Statement Schedules and Reports on Form 10-K

(a)(1)	The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

1.	Independent Auditor’s Report

2.	Consolidated Balance Sheets as of August 31, 2021 and 2020

3.	Consolidated Statements of Loss and Comprehensive Loss for the years ended August 31, 2021 and 2020

4.	Consolidated Statements of changes in Shareholders’ Equity for the years ended August 31, 2021 and 2020

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2021 and 2020

6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	The following exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report has been identified.

Exhibits:

Exhibit No.	Title of Document

3.1	Articles of Amalgamation filed December 12, 2012 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.2	Bylaws (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
3.3	Articles of Amendment filed May 5, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.1	Specimen of Stock Certificate evidencing the Common Shares (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
4.2	2018 Stock Option Plan (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.1	Technology Transfer Agreement, between MCW Energy Group Limited and Vladimir Podlipsky, effective as of November 7, 2011 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.2	Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated July 1, 2013 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.3	First Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of October 1, 2015 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.4	Reinstatement of and Second Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of March 1, 2016 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.5	Form of Director and Officer Indemnification Agreement (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019#
10.6	Office Lease, between Camp Granada LLC, as Lessor, and PetroBloq LLC, as Lessee, dated January 17, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.7	Third Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated as of February 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.8	Distributed Ledger Technology Services Agreement between Petroteq Energy, Inc. and First Bitcoin Capital Corp. dated November 3, 2017 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.9	Fourth Amendment to Mining and Mineral Lease Agreement between Asphalt Ridge, Inc. and TMC Capital, LLC dated November 21, 2018 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.10	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53806 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)

10.11	Utah State Mineral Lease for Bituminous-Asphaltic Sands dated June 1, 2018 - Mineral Lease No 53807 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.12	Statement of Work dated June 5, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.13	Statement of Work dated September 24, 2018 for services provided by MehzOhanian (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.14	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.15	Assignment of Federal Oil and Gas Lease between Momentum Asset Partners LLC, and TMC Capital, LLC, dated April 1, 2019 (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019)
10.16	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity Inc. (Incorporated by reference to the registration on Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on May 22, 2019
10.17	Debenture Line of Credit dated September 17, 2018 with Bay Private Equity (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on June 24, 2019)
10.18	Fifth Amendment To Mining And Mineral Lease Agreement with Asphalt Ridge, Inc. (Incorporated by reference to the registration on Amendment No. 1 to Form 10 (Commission No. 000-55991) filed with the Securities and Exchange Commission on July 5, 2019)
10.19	Management and Operations Services Agreement dated as of May 1, 2020 between Petroteq Energy Inc. and Valkor LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.20	Amended and Restated Debt Conversion Agreement dated as of August 15, 2020 between Petroteq Energy Inc. and Valkor LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.21	Technology License Agreement dated November 14, 2020 between Petroteq Energy Inc. and Greenfield Energy, LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.22	Short-Term Mining and Mineral Sublease dated as of August 20, 2020 between Valkor, LLC and TMC Capital, LLC. (Incorporated by reference to the annual report on Form 10-K filed with the Securities and Exchange Commission on December 15, 2020.)
10.23	Letter Agreement dated April 17, 2020 between Momentum Asset Partners II, LLC and TMC Capital, LLC. (Incorporated by reference to amendment no. 2 to the quarterly report on Form 10-Q/A for the quarterly period ended February 29, 2020 filed with the Securities and Exchange Commission on August 19, 2021.)
10.24*	Agreement governing the assignment of operating rights under Utah State Mineral Rights dated October 15, 2021, between TMC Capital, LLC and Valkor Energy Holdings, LLC
10.25*	Agreement and Assignment of Participation Rights in Mineral Leases and Properties dated October 15, 2021, between Valkor Energy Holdings, LLC and TMC Capital, LLC.
10.26*	Assignment of Utah State Lease for bituminous-asphaltic sands dated October 25, 2021, between Petroteq Energy Inc. (Assignor) and Valkor Energy Holdings, LLC (Assignee)
10.27*	Assignment of Utah State Lease for bituminous-asphaltic sands dated October 25, 2021, between Petroteq Oil Recovery, LLC (Assignor) and Valkor Energy Holdings, LLC (Assignee)
10.28*	Assignment of Utah State Lease for bituminous-asphaltic sands dated October 25, 2021, between Valkor Energy Holdings, LLC (Assignor) and TMC Capital, LLC (Assignee)
10.29*	Assignment of Mining and Mineral Rights, dated October 25, 2021, TMC Capital, LLC (assignor) and Valkor Energy Holdings, LLC (Assignee)
10.30*	Assignment of Operating Rights under Utah State Mineral Leases for bituminous-Asphaltic Sands, dated October 26, 2021 between TMC Capital (Assignor) and Valkor Energy Holdings, LLC (Assignee)
21.1	Subsidiaries of the Registrant *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)*
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification of Chief Executive Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer, pursuant to Section 1350 of Sarbanes-Oxley Act of 2002*

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

PETROTEQ ENERGY INC.

Signature	Title	Date

/s/ R.G. Bailey	Interim Chief Executive Officer	December 14, 2021
R. Gerald Bailey	(Principal Executive Officer)

/s/ Ron Cook	Chief Financial Officer	December 14, 2021
Ron Cook	(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Gerald Bailey and Ron Cook, acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2021	By:	/s/ R.G. Bailey
R. Gerald Bailey
Interim Chief Executive Officer

Date: December 14, 2021	By:	/s/ James Fuller
James Fuller
Director

Date: December 14, 2021	By:	/s/ Robert Dennewald
Robert Dennewald
Director

Date: December 14, 2021	By:	/s/ Vladimir Podlipsky
Vladimir Podlipsky
Director