Form 10-Q
period 2021-11-30
PETROTEQ ENERGY INC.
filed 2022-01-19
CIK 1561180

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended November 30, 2021

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

Number of shares of common stock outstanding as of January 18, 2022 was 646,053,821.

Documents incorporated by reference: None.

PETROTEQ ENERGY INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities, and our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward-looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Petroteq Energy Inc,” “Petroteq,” the “Company,” “we,” “us” and “our” refer to Petroteq Energy Inc. and, if the context requires, its consolidated subsidiaries.

PETROTEQ ENERGY INC.

FORM 10-Q

i

Item 1.

PETROTEQ ENERGY INC.

TABLE OF CONTENTS

November 30, 2021

PETROTEQ ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

As at November 30, 2021 and August 31, 2021

Expressed in US dollars

	Notes	November 30, 2021	August 31, 2021

ASSETS
Current assets
Cash		$68,662	$1,012,929
Trade and other receivables		17,303	17,303
Ore inventory		16,800	16,800
Other inventory		90,176	90,176
Notes receivable – related party	4	93,907	92,959
Notes receivable	4	-	430,000
Prepaid expenses and other current assets	1,5	2,694,120	2,539,120
Total Current Assets		2,980,968	4,199,287

Non-Current assets
Mineral leases	6	34,911,143	34,911,143
Property, plant and equipment	7	41,038,035	41,049,417
Right of use asset	8	155,402	167,048
Intangible assets	9	707,671	707,671
Total Non-Current Assets		76,812,251	76,835,279
Total Assets		$79,793,219	$81,034,566

LIABILITIES
Current liabilities
Accounts payable	10	$2,374,380	$2,105,449
Accrued expenses	10	1,579,460	1,564,616
Ore Sale advances		283,976	283,976
Promissory notes payable	11	23,298	23,298
Current portion of convertible debentures, net of discount of $498,203 and $529,372, respectively	12	1,023,371	5,255,874
Current portion of Federal relief loans	13	161,404	291,332
Finance lease liabilities	8	28,210	75,058
Current portion of operating lease liabilities	8	50,071	48,376
Related party payables	20	436,203	493,549
Derivative liability	14	-	322,186
Total Current Liabilities		5,960,373	10,463,714

Non-Current liabilities
Convertible debentures, net of discount of $3,105,453 and $3,449,338, respectively	12	1,199,219	891,662
Federal relief loans	13	435,988	437,096
Operating lease liabilities	8	105,331	118,672
Reclamation and restoration provision	15	2,970,497	2,970,497
Total Non-Current Liabilities		4,711,035	4,417,927
Total Liabilities		10,671,408	14,881,641

Commitments and contingencies	24
SHAREHOLDERS’ EQUITY
Share capital	16,17,18	171,805,651	166,291,517
Deficit		(102,683,840)	(100,138,592)
Total Shareholders’ Equity		69,121,811	66,152,925
Total Liabilities and Shareholders’ Equity		$79,793,219	$81,034,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

	Notes	Three months ended November 30, 2021	Three months ended November 30, 2020
		(Unaudited)	(Unaudited)

Revenue from Licensing fees		$-	$2,000,000
Production and maintenance costs		(284,953)	(345,286)
Gross (Loss) Profit		(284,953)	1,654,714
Expenses
Depreciation, depletion and amortization	7	11,382	11,523
Selling, general and administrative expenses		1,393,754	1,044,857
Financing costs	20	626,018	621,387
Mark to market of derivative liability	14	(52,420)	(156,998)
Other expense (income), net	21	281,561	544,459
Total Expenses, net		2,260,295	2,065,228

Net loss before income taxes		2,545,248	410,514
Income tax expense		-	-
Net loss and Comprehensive loss		$2,545,248	$410,514
Weighted Average Number of Shares Outstanding	19	595,287,088	302,133,325
Basic and Diluted Loss per Share		$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended November 30,2021 and 2020

(Unaudited)

Expressed in US dollars

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2021	564,159,881	$166,291,517	$(100,138,592)	$66,152,925
Conversion of convertible debt	81,893,940	4,300,000	-	4,300,000
Beneficial conversion feature on debt extinguishment	-	714,164	-	714,164
Restitution for conversion of convertible debt not in compliance with TSX Venture regulations	-	499,970	-	499,970
Net loss	-	-	(2,545,248)	(2,545,248)
Balance at November 30, 2021	646,053,821	$171,805,651	$(102,683,840)	$69,121,811

	Number of Shares	Share		Shareholders’
	Outstanding	Capital	Deficit	Equity
Balance at August 31, 2020	274,450,337	$144,794,003	$(90,664,349)	$54,129,654
Conversion of convertible debt	38,735,555	1,835,726	-	1,835,726
Settlement of liabilities	60,023,777	2,849,661	-	2,849,661
Common shares subscriptions	7,416,666	410,000	-	410,000
Warrants exercised	2,268,169	68,045	-	68,045
Share-based compensation	-	199,632	-	199,632
Fair value of convertible debt warrants issued	-	783,293	-	783,293
Net loss	-		(410,514)	(410,514)
Balance at November 30, 2020	382,894,504	$150,940,360	$(91,074,863)	$59,865,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

	Three months ended November 30, 2021	Three months ended November 30, 2020
	(Unaudited)	(Unaudited)
Cash flow used for operating activities:
Net loss	$(2,545,248)	$(410,514)
Adjustments to reconcile net loss to net cash (used in) generated by operating activities
Depreciation, depletion and amortization	11,382	11,523
Amortization of debt discount	375,054	333,748
Loss on debt extinguishment	444,398	330,256
Forgiveness of federal relief loans	(133,890)	-
Loss on conversion of debt	-	134,490
Loss (Gain) on settlement of liabilities	-	80,661
Share-based compensation	-	199,632
Mark to market of derivative liabilities	(52,420)	(156,998)
Other	(20,946)	(951)
Changes in operating assets and liabilities:
Accounts payable	268,930	(22,623)
Accounts receivable	-	(304,473)
Accrued expenses	17,697	102,570
Prepaid expenses and deposits	(155,000)	2,021
Inventory	-	-
Net cash (used in) generated by operating activities	(1,790,043)	299,342

Cash flows used for investing activities:
Purchase and construction of property and equipment	-	(1,673,448)
Proceeds from notes receivable	450,000	-
Net cash provided by (used in) investing activities	450,000	(1,673,448)

Cash flows from financing activities:
Repayments to related parties	(57,346)	(28,311)
Proceeds on private equity placements	-	410,000
Repayment of long-term debt	-	(10,000)
Proceeds from promissory notes	-	20,000
Repayment of promissory notes	-	(28,000)
Restitution for conversion of convertible debt not in compliance with TSX Venture regulations	499,970	-
Repayment of finance lease liability	(46,848)	(41,022)
Proceeds from warrants exercised	-	68,045
Proceeds from convertible debt	-	1,069,500
Repayments of convertible debt	-	(50,000)
Net cash provided by financing activities	395,776	1,410,212

(Decrease) increase in cash	(944,267)	36,106
Cash, beginning of the period	1,012,929	62,404
Cash, end of the period	$68,662	$98,510

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$140,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION

Petroteq Energy Inc. (the “Company” or “Petroteq”) is a holding company organized under the laws of Ontario, Canada, that is engaged in various aspects of the oil and gas industry. Our primary focus is on the development and implementation of our proprietary oil sands mining and processing technology to recover oil from surface mined bitumen deposits. Our wholly-owned subsidiary, Petroteq Energy CA, Inc., a California corporation (“PCA”), conducts our oil sands extraction business through two wholly owned operating companies, Petroteq Oil Recovery, LLC, a Utah limited liability company (“POR”), and TMC Capital, LLC, a Utah limited liability company (“TMC Capital”).

The Company’s registered office is located at Suite 6000, 1 First Canadian Place, 100 King Street West, Toronto, Ontario, M5X 1E2, Canada and its principal operating office is located at 15315 W. Magnolia Blvd, Suite 120, Sherman Oaks, California 91403, USA.

Through PCA, our wholly owned subsidiary, and PCA’s two subsidiaries POR and TMC Capital, the Company is in the business of exploring for, extracting and producing oil and hydrocarbon products from oil sands deposits and sediments located in the Asphalt Ridge Are of Uintah County, Utah, utilizing our proprietary extraction technology (the “Petroteq Clean Oil Recovery Technology” or “Extraction Technology”). Our primary oil sands extraction and processing operations are conducted at our Asphalt Ridge processing facility (herein the “Asphalt Ridge Plant” or “Plant”), which is owned by POR.

Petroteq owns the intellectual property rights to the Petroteq Clean Oil Recovery Technology which is used at our Asphalt Ridge Plant to extract and produce crude oil from oil sands utilizing a closed-loop solvent based extraction system.

Mineral Rights

Through its acquisition of TMC Capital in June 2015, Petroteq indirectly acquired certain mineral rights under the TMC Mineral Lease, which encompassed approximately 1,229.82 acres of land in the Temple Mountain area of Asphalt Ridge in Uintah County, Utah. On or about August 10, 2020, the TMC Mineral Lease in its original form was terminated and a new Short-Term Mining Lease, dated the same date, was entered into between Asphalt Ridge, Inc., as lessor, and Valkor, LLC, (“Valkor”) as lessee. Valkor and TMC Capital thereafter entered into a Short-Term Mining and Mineral Sublease dated August 20, 2020, in which all of Valkor’s rights and interests under the Short-Term Mining Lease were subleased to TMC Capital.

In June 2018, Petroteq, acting through POR, acquired the record lease title and all of the operating rights to produce oil from oil sands resources under two mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands”, each dated June 1, 2018, between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POR, as lessee, covering lands consisting of approximately 1,351.91 acres that largely adjoin the lands covered by the TMC Mineral Lease. In March 2019, a third SITLA Lease was acquired by Petroteq that added 39.97 acres to the mix in the Temple Mountain area of Asphalt Ridge.

On January 18, 2019, the Company paid $10,800,000 for the acquisition of 50% of the operating rights under U.S. federal oil and gas leases, administered by the U.S. Department of Interior’s Bureau of Land Management (“BLM”), covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah. The total consideration of $10,800,000 was settled by the payment of $1,800,000 and by the issuance of 15,000,000 shares at an issue price of $0.60 per share.

On July 22, 2019, the Company acquired the remaining 50% of the operating rights under U.S. federal oil and gas leases, administered by the BLM, covering approximately 5,960 gross acres (2,980 net acres) within the State of Utah for a total consideration of $13,000,000 settled by the issuance of 30,000,000 shares at an issue price of $0.40 per share, and cash of $1,000,000, of which $900,000 has been paid to date.

Between March 14, 2019 and November 30, 2021, the Company made cash deposits of $1,907,000 (acting through TMC Capital), included in prepaid expenses and other current assets on the consolidated balance sheets for the acquisition of 100% of the operating rights under U.S. federal oil and gas leases in Garfield and Wayne Counties, Utah, covering approximately 8,480 gross acres in P.R. Springs and the Tar Sands Triangle within the State of Utah. The total consideration of $3,000,000 has been partially settled by a cash payment of $1,907,000, with the balance of $1,093,000 still outstanding.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION (continued)

Mineral Rights (continued)

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

TMC Capital, POR and Valkor have entered into an Agreement Governing Reciprocal Assignment of mineral Leases dated October 15, 2021 (the “Exchange Agreement”), under which (a) TMC and POR agreed to assign to Valkor all of their respective rights and interests in the TMC Mineral Lease (and the Short-Term Mining Lease dated August 10, 2020 held by Valkor) and in the Temple Mountain SITLA Leases, and (b) Valkor agreed to assign to TMC Capital all of its rights and interests (including the record lease title and operating rights) in the Asphalt Ridge NW Leases consisting of three Utah state mineral leases located in the Asphalt Ridge Northwest area of Uintah County, Utah. Under this agreement, once the exchange of SITLA Leases is approved by SITLA, Petroteq (acting through TMC Capital) will hold three new SITLA Leases encompassing approximately 3,458.22 acres in an area called “Asphalt Ridge Northwest”.

In addition, under other agreements entered into between or among TMC Capital, POR and Valkor in October 2021, (a) Valkor granted to TMC Capital the right to participate, up to a 50% working interest, in all exploratory, mining and production operations conducted by Valkor under its Short-Term Mining Lease encompassing the acreage that is subject to the TMC Mineral Sublease, and (b) TMC Capital granted to Valkor the operating rights in at or below 500 feet below the surface under the Asphalt Ridge NW Leases, with TMC Capital reserving the right to participate, at up to a 50% working interest, in all exploratory and production operations conducted by Valkor in deeper (below 500 feet subsurface or more) oil sands deposits and reservoirs.

Following completion of the exchange of mineral leases contemplated by the Exchange Agreement, TMC Capital, POR and Valkor, Petroteq (through POR) will continue to own the Asphalt Ridge Plant in the Temple Mountain area of Asphalt Ridge. It is anticipated that Petroteq (acting through TMC Capital) and Valkor will, during the ensuing year, determine whether a new 5,000 BPD oil sands processing plant utilizing Petroteq’s Clean Oil Recovery Technology should be constructed and operated on lands covered by the Asphalt Ridge NW Leases.

The assignment of the Temple Mountain SITLA leases by Petroteq’s subsidiaries to Valkor and Valkor’s assignment of the Asphalt Ridge NW Leases to TMC Capital are subject to approval by SITLA before the transactions are considered final.

Management and Operations

Under the terms of a Management and Operations Services Agreement (“Management Agreement”) entered into between the Company and Valkor dated November 22, 2020, effective May 1, 2020, Valkor will provide overall management and operations services at the oil sands recovery plant based in Utah. The agreement is for a period of one year and is renewable automatically for an additional four years unless either party provides the other party with written notice of non-renewal at least 90 days prior to the expiration of the original or renewal term. The company will reimburse Valkor for all costs and expenses incurred, as defined in the agreement, plus a Personnel Management Fee of 12% of the personnel costs and expenses and an operations Management Fee of 5% of the operations costs and expenses.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION (continued)

Management and Operations (continued)

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

Valkor will also prepare quarterly Royalty Reports to be delivered to a third party to calculate royalties payable to the holders of royalty interests under various mineral rights leases.

On November 24, 2020, the Company entered into a Technology License Agreement (“License Agreement”) with Greenfield Energy, LLC (“Greenfield”), whereby the Company grants to Greenfield a non-exclusive, non-transferable license under the patent rights and know-how for use in the design, construction and operation of any and all future oil sands plants in the US. Greenfield agrees to pay a license fee of $2,000,000 for oil sands plants designed, developed and constructed by Greenfield. The parties recognize that $1,500,000 has been invested in the Petroteq Oil Sands plant based in Utah and another $500,000 in further plant development and improvements. Greenfield will pay to the Company a 5% royalty based on net revenue received from production and disposition of licensed products unless the licensed product is not covered by a valid claim (in which case the royalty is reduced to 3%).

The Company has agreed to utilize Valkor as the exclusive provider of engineering, planning and construction for all oil sands plants built by Petroteq or Greenfield under this agreement, provided the fees charged by Valkor are reasonable and competitive.

The agreement between the Company and Valkor will remain in effect from November 14, 2020 until the expiration of the last valid patent claim, unless terminated by default or bankruptcy.

Suspension of trading on the TSX Venture Exchange

On August 6, 2021, the Ontario Securities Commission issued a cease trade order (the “CTO”) against the Company, as a result of its failure to file its quarterly report on Form 10-Q (and related certifications) for the period ended May 31, 2021 (the “2021 Q3 Filings”) on or before July 30, 2021, as required under Canadian National Instrument 51-102 – Continuous Disclosure Obligations.

The Company filed the 2021 Q3 Filings on SEDAR and with the Canadian Securities Administration on SEDAR, and with the United States Securities and Exchange Commission (the “SEC”) on EDGAR on August 19, 2021. As a result, the Ontario securities Commission revoked the CTO effective August 24,2021. In addition, on August 19, 2021, the Company’s amended financial statements and management’s discussion and analysis for the eight quarters from May 31, 2019 to February 28, 2021 were filed on SEDAR and with the SEC, as set forth in the Company’s amended annual reports on Form 10-K/A for the financial years ended August 31, 2019 and August 31, 2020, and in the Company’s amended quarterly reports on Form 10-Q/A for the periods ended May 31, 2019, November 30, 2019, February 29, 2020, May 31, 2020, November 30, 2020 and February 28, 2021. The Company’s amended financial statements and management discussion and analysis for the period ended February 28, 2019 were filed on SEDAR on August 23, 2021, and with the SEC on August 25, 2021, as exhibits to the Company’s current report on Form 8-K.

As a result of the issuance of the CTO on August 6, 2021, the TSX Venture Exchange (the “TSXV”) suspended trading of the Company’s Common Shares. As part of the TSXV’s review of the Company’s reinstatement application, the TSXV reviewed the Company’s financial statements for the three and nine months ended May 31, 2021 and raised concerns that certain transactions may not have been submitted to the TSXV for approval, as required under the TSXV’s policies. As a result of an internal investigation the Company identified several transactions (the “Transactions”) which although disclosed in the Company’s public filings on SEDAR and EDGAR, had not been submitted for approval by the TSXV.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION (continued)

Suspension of trading on the TSX Venture Exchange (continued)

Based on the Company’s initial review of the Transactions, it is estimated that a total of 54,370,814 Common Shares were issued as a result of the Transactions. While some of the issued Common Shares, namely, 4,336,972, are estimated to have been issued at prices above what the TSXV would have otherwise approved, 50,033,842 are estimated to have been issued at share prices below what the TSXV generally approves for convertible securities. While the Company is now making the necessary submissions with the TSXV for the Transactions, they may not all be accepted for approval by the TSXV and as a condition of reinstatement to trading on the TSXV the Company may need to take remedial action to bring the Transactions into compliance.

The Transactions, described below, were all disclosed in the Company’s financial statements (all dollar amounts are expressed in U.S. currency unless otherwise indicated):

●	On May 7, 2020, the Company issued to an arm’s length lender a $64,300 convertible note (including a 10% original issue discount) for a purchase price of $58,000, bearing interest at 12% per annum, maturing on May 7, 2021, and convertible into Common Shares. The note was ultimately converted on November 12, 2020 ($25,000 at $0.0308 for 811,688 Common Shares), November 13, 2020 ($20,000 at $0.0296 for 675,676 Common Shares) and November 13, 2020 ($22,780, including $3,480 of accrued and unpaid interest, at $0.0296 for 769,595 Common Shares). There is currently no principal or interest remaining on the note.

●	On June 4, 2020, the Company issued to an arm’s length lender a $69,900 convertible note (including a 10% original issue discount) for a purchase price of $63,000, bearing interest at 12% per annum, maturing on June 4, 2021, and convertible into Common Shares. The note was ultimately converted on December 15, 2020 ($18,000 at $0.0282 for 638,298 Common Shares), December 22, 2020 ($18,000 at $0.0338 for 532,544 Common Shares), December 28, 2020 ($20,000 at $0.0338 for 591,716 Common Shares), and January 4, 2021 ($17,680, including $3,780 of accrued and unpaid interest, at $0.0325 for 544,000 Common Shares). There is currently no principal or interest remaining on the note.

●	On June 19, 2020, the Company issued to an arm’s length lender a $82,500 convertible note (including a 10% original issue discount) for a purchase price of $75,000, bearing interest at 12% per annum, maturing on June 19, 2021, and convertible into Common Shares. The note was ultimately converted on January 7, 2021 ($20,000 at $0.0326 for 613,497 common shares), January 11, 2021 ($27,000 at $0.0326 for 828,221 Common Shares), January 13, 2021 ($22,000 at $0.0326 for 674,847 Common Shares) and January 20, 2021 ($18,000, including $4,500 of accrued and unpaid interest, at $0.0326 for 552,147 Common Shares). There is currently no principal or interest remaining on the note.

●	On July 22, 2020, the Company issued to an arm’s length lender a $150,000 convertible note (including a 15% original issue discount) for a purchase price of $135,000, bearing interest at 8% per annum, maturing on April 22, 2021, and convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. The note was ultimately converted on January 25, 2021 ($21,805 at $0.03115 for 700,000 Common Shares), January 28, 2021 ($46,725 at $0.03115 for 1,500,000 Common Shares), February 5, 2021 ($30,957.50 at $0.0309575 for 1,000,000 Common Shares), February 22, 2021 ($33,381.25 at $0.03338125 for 1,000,000 Common Shares) and March 2, 2021 ($34,011.25 at $0.03401125 for 1,000,000 Common Shares). There is currently $3,120 in principal remaining on the note.

●	On August 26, 2020, a convertible debenture (which was originally approved by the TSXV), bearing interest at 10% per annum owing to an arm’s length lender, which had matured on April 29, 2019, was acquired by another an arm’s length lender pursuant to a Debt Assignment and Purchase Agreement. On August 26, 2020, pursuant to a Securities Exchange Agreement, the convertible promissory note was exchanged for a convertible redeemable note with an aggregate principal amount of $192,862, bearing interest at 10% per annum, maturing on August 26, 2021, and convertible into Common Shares. On October 1, 2020, the $192,862 convertible redeemable note was converted into 10,285,991 Common Shares at $0.01875 per share. There is currently no principal or interest remaining on the note.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION (continued)

Suspension of trading on the TSX Venture Exchange (continued)

●	On November 6, 2020, the Company issued to an arm’s length lender a $140,800 convertible note (including a 10% original issue discount) for a purchase price of $128,000, bearing interest at 12% per annum, maturing on November 6, 2021, and convertible into Common Shares. The note was ultimately converted on May 10, 2021 ($50,000 at $0.036 for 1,388,889 Common Shares), May 14, 2021 ($50,000 at $0.0326 for 1,533,742 Common Shares), May 19, 2021 ($48,480, including $7,680 of accrued and unpaid interest, at $0.0312 for 1,553,846 Common Shares). There is currently no principal or interest remaining on the note.

●	Between August 2019 and March 2020, a director of the Company (Robert Dennewald), loaned $125,000 to the Company to assist the Company in meeting its financial obligations. Subsequently, on February 12, 2021, in exchange for the three non-convertible promissory notes issued to Mr. Dennewald, the Company issued a convertible promissory note with an aggregate principal amount of $125,000, bearing interest at 8% per annum, maturing on February 12, 2022, and convertible into Common Shares. On June 10, 2021, pursuant to an Assignment and Purchase of Debt Agreement, the $125,000 convertible promissory note was purchased and assigned by Mr. Dennewald to an arm’s length lender. On June 15, 2021, the arm’s length lender converted the $125,000 principal amount of the convertible promissory note into 3,048,780 Common Shares at $0.041 per share.

●	On January 12, 2021, the Company issued an arm’s length lender a $86,350 convertible note (including a 10% original issue discount) for a purchase price of $78,500, bearing interest at 12% per annum, maturing on January 12, 2022, and convertible into Common Shares. The note was ultimately converted on July 13, 2021 ($50,000 at $0.0871 for 574,053 Common Shares) and July 14, 2021 ($41,060, including $4,710 of accrued and unpaid interest, at $0.0863 for 475,782 Common Shares. There is currently no principal or interest remaining on the note.

●	On February 25, 2021, the Company issued an arm’s length lender a $86,350 convertible promissory note (including a 10% original issue discount) for a purchase price of $78,500, bearing interest at 12% per annum, maturing on February 24, 2022, and convertible into Common Shares. The Company has since repaid the convertible promissory note in full (including principal and interest) in cash.

●	On March 22, 2021, the Company and an arm’s length lender entered into an amending agreement extending the maturity date of a convertible debenture originally issued on September 17, 2018 from March 31, 2021 to October 31, 2021. The original issuance of the convertible debenture, including a prior amendment to the debenture, was approved by the TSXV. The current unpaid purchase price of the debenture ($2,900,000) is convertible at $0.055 per share.

●	On April 21, 2021, the Company issued an arm’s length lender a $92,125 convertible promissory note (including a 10% original issue discount) for a purchase price of $83,750, bearing interest at 12% per annum, maturing on April 21, 2022, and convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. No Common Shares have been issued in connection with this convertible promissory note, which remains outstanding.

●	On May 20, 2021, the Company issued an arm’s length lender a $141,625 convertible promissory note (including a 10% original issue discount) for a purchase price of $128,750, bearing interest at 12% per annum, maturing on May 20, 2022, and convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. No Common Shares have been issued in connection with this convertible promissory note, which remains outstanding.

●	On October 30, 2018, an arm’s length lender loaned $350,000 to the Company. Subsequently, on June 16, 2021, pursuant to an Exchange Agreement, the non-convertible promissory note was exchanged for a convertible redeemable note with an aggregate principal amount of $191,779 bearing interest at 10% per annum, maturing on June 16, 2022, and convertible into Common Shares. On June 16, 2021, pursuant to an Assignment and Purchase of Debt Agreement, the $191,779 convertible redeemable note was purchased and assigned to another arm’s length lender and on the same day it was converted into 4,677,532 Common Shares at $0.04100004 per share.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION (continued)

Suspension of trading on the TSX Venture Exchange (continued)

●	On June 24, 2021, a non-convertible secured debenture, bearing interest at 12% per annum owing to an arm’s length lender with an aggregate amount outstanding of CAD$962,085 (including interest and penalty), which had matured, was acquired by another arm’s length lender pursuant to an Assignment and Purchase of Corporate Debt Agreement. On June 30, 2021, pursuant to a Securities Exchange Agreement dated June 28, 2021, the debenture was exchanged for a convertible redeemable note with an aggregate principal amount of $771,610, bearing interest at 8% per annum, maturing on June 30, 2022, and convertible into Common Shares at $0.041 per share. On July 1, 2021, the convertible redeemable note was converted into 18,819,756 Common Shares at $0.041 per share.

●	On June 24, 2021, a non-convertible secured debenture, bearing interest at 12% per annum and owing to an arm’s length lender, with an aggregate amount outstanding of CAD$38,217 (including interest and penalty), which had matured, was acquired by another arm’s length lender pursuant to an Assignment and Purchase of Corporate Debt Agreement. On June 30, 2021, pursuant to a Securities Exchange Agreement dated June 28, 2021, the debenture was exchanged for a convertible redeemable note with an aggregate principal amount of $30,652, bearing interest at 8% per annum, maturing on June 30, 2022 and convertible into Common Shares at $0.041 per share. On July 1, 2021, the convertible redeemable note was converted into 747,616 Common Shares at $0.041 per share.

●	On July 2, 2021, the Company issued to an arm’s length lender a $114,125 convertible promissory note (including a 10% original issue discount) for a purchase price of $103,750, bearing interest at 12% per annum, maturing on July 2, 2022 and principal and interest convertible into Common Shares based on a discount to the market price of the Common Shares upon conversion. No Common Shares have been issued in connection with this convertible promissory note.

The net proceeds of the Transactions that resulted in new funds to the Company were used for expansion of the Company’s extraction plant and working capital.

The Company continues to work with the TSXV on a reinstatement of trading and will update the market as things progress. However, the TSXV has indicated that these matters and their review of the Transactions may take some time to resolve and that a reinstatement to trading is not expected in the near term.

Unsolicited takeover bid by Viston United swiss AG

On October 27, 2021, 2869889 Ontario Inc., an indirect, wholly-owned subsidiary of Viston United Swiss AG commenced a conditional, unsolicited takeover bid (the “Offer”) to acquire all of the issued and outstanding Common Shares of the Company. Viston filed a Tender Offer Statement with the SEC relating to the Offer on Schedule TO under section 14(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on October 25, 2021, and an amendment to the Tender Offer Statement on October 27, 2021. As set forth in the Solicitation/Recommendation Statement on Schedule 14D-9 under section 14(d)(4) of the Exchange Act filed with the SEC on November 9, 2021, shareholders were advised that the Board of Directors was then not yet in a position to make a recommendation to shareholders to accept or reject the Offer, and that the Company had retained Haywood Securities Inc. as financial advisor to the Company and the Board of Directors.

As set forth in the amendment to the Solicitation/Recommendation Statement on Schedule 14D-9, as filed with the SEC on January 4, 2022, on December 29, 2021, after thorough consideration of all aspects of the Viston Offer, the advice provided by Haywood and consulting with its other advisors, the Board unanimously determined to recommend that Shareholders accept the Viston Offer and tender their Common Shares, for reasons that include the following:

Results of Strategic Review

Based on the results of the strategic review presented by Haywood, the Board believes that the immediate cash value offered to Shareholders under the Viston Offer is more favorable to Shareholders than the potential value that might otherwise result from other alternatives reasonably available to Petroteq, including remaining as a stand-alone entity and pursuing Petroteq’s existing strategy, in each case taking into consideration the potential rewards, risks, timelines and uncertainties associated with those other alternatives.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

1.	GENERAL INFORMATION (continued)

Unsolicited takeover bid by Viston United swiss AG (continued)

Premium Over Market Price

The consideration of C$0.74 in cash per Common Share (the “Cash Consideration”) under the Viston Offer represents a premium of approximately 279% over the closing price of the Common Shares on the TSXV on August 6, 2021, being the last trading day that the Common Shares were traded on the TSXV.

Unlikelihood of Superior Proposal

The Board, with the assistance of Haywood, has taken active steps to assess and solicit strategic alternatives and has attempted to secure a proposal that would be superior to the Viston Offer. However, no superior alternative to the Viston Offer has emerged and Petroteq does not expect a superior alternative to emerge in the near term.

Common Shares Remain Relatively Illiquid

Trading in the Common Shares on the TSXV remains suspended, and there is no certainty as to when the TSXV will resume trading in the Common Shares.

Certainty of Outcome

The Viston Offer provides 100% cash consideration for the Common Shares and offers Shareholders certainty of value and immediate liquidity.

Possible Decline in Market Price

If the Viston Offer is not successful and another alternative offer with superior financial terms does not emerge, the market price of the Common Shares in the public markets may decline significantly.

Reduces Inherent Business Risk

Based on the strategic review conducted with Haywood, the Viston Offer appears to provide Shareholders with the value inherent in Petroteq’s portfolio of projects, assuming they are fully realized, without the long-term risks associated with the development and execution of those projects. Given the relatively early stage of Petroteq’s projects, it will be several years before the projects in Petroteq’s portfolio reach commercial production, if at all.

Significant Growth Funding Required

Petroteq’s projects have significant funding requirements to prove and scale its technology. Petroteq currently has limited cash to fund its necessary capital projects and near-term debt maturities, which will be a further drain on cash. Equity financing sufficient to repay debt and fund the progress of Petroteq’s business plan, if available, may be significantly dilutive to Shareholders.

Ability to Respond to Superior Proposals

Petroteq has not entered into a support or similar agreement with Viston in respect to the Viston Offer. The Board has reserved the ability to seek out or respond to proposals that may deliver greater value to Shareholders than the Viston Offer. There is nothing to prevent a third party from proposing or making a superior proposal or preclude Petroteq from changing its recommendation.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments), which the Company considers necessary, for a fair presentation of those financial statements. The results of operations and cash flows for the three months ended November 30, 2021 may not necessarily be indicative of results that may be expected for any succeeding quarter or for the entire fiscal year.

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

The unaudited condensed consolidated financial statements were authorized for issue by the Board of Directors on January 19, 2022.

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

For the three months ended November 30, 2021 and 2020

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

For the three months ended November 30, 2021 and 2020

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

For the three months ended November 30, 2021 and 2020

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

For the three months ended November 30, 2021 and 2020

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

For the three months ended November 30, 2021 and 2020

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

For the three months ended November 30, 2021 and 2020

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

The Company has incurred losses for several years and, at November 30, 2021, has an accumulated deficit of $102,683,840 (August 31, 2021 - $100,138,592) and working capital (deficiency) of $2,979,405 (August 31, 2021 - $6,264,427). These unaudited condensed consolidated financial statements have been prepared on the basis that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent on obtaining additional financing, which it is currently in the process of obtaining. There is a risk that additional financing will not be available on a timely basis or on terms acceptable to the Company. These unaudited condensed consolidated financial statements do not reflect the adjustments or reclassifications that would be necessary if the Company were unable to continue operations in the normal course of business.

4.	NOTES RECEIVABLE

The Company’s notes receivables consist of:

			Principal due	Principal due
	Maturity Date	Interest Rate	November 30, 2021	August 31, 2021
Notes Receivable – Related Party
Manhatten Enterprises	March 16, 2020	5%	$76,000	$76,000
Interest accrued			17,907	16,959
			$93,907	$92,959
Notes Receivable
Deweast Limited	January 31, 2022	-	$-	$200,000
Unhide Inc	September 30, 2021	-	-	230,000

			$-	$430,000

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

4.	NOTES RECEIVABLE (continued)

Manhatten Enterprises – Related Party

The Company advanced Manhatten Enterprises the sum of $76,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date, management has undertaken to enter into a new agreement or extend the terms of the existing agreement, there have been no successful negotiations to date.

Manhatten Enterprises is controlled by a director of the Company, Dr. Vladimir Podlipsky.

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

The principal sum of $200,000 plus accrued interest of $20,000 was repaid during the current quarter.

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

The principal sum of $230,000 plus accrued interest thereon of $8,000 was repaid during the current quarter.

5.	PREPAYMENTS AND OTHER CURRENT ASSETS

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

In addition, included in prepayments and other current assets is an amount of $500,000 paid during the period July 8, 2021 and August 11, 2021, in terms of the agreements governing reciprocal assignment of mineral leases dated as of October 15, 2021 under which TMC and POR agreed to; (i) assign all of its interest in the TMC mineral leases and the short term mining lease dated August 10, 2020 as amended on July 1, 2021, sub-leased from Valkor and two mineral leases entered into between SITLA, as lessor, and POR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease, and Valkor agreed to assign to TMC Capital LLC, the record lease title and all of its rights and interest under three SITLA Utah state oil sands leases located in an area referred to as “Asphalt Ridge Northwest” in Uintah County Utah.

The assignment of the SITLA leases are subject to approval by SITLA before the agreement comes into effect.

As of November 30, 2021, the Company has paid retainers to lawyers of $155,000 for administrative matters it is currently defending.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

6.	MINERAL LEASES

	TMC	SITLA	BLM
	Mineral	Mineral	Mineral
	Lease	Lease	Lease	Total
Cost
August 31, 2020	$11,091,388	$19,755	$23,800,000	$34,911,143
Additions	-	-	-	-
August 31, 2021	11,091,388	19,755	23,800,000	34,911,143
Additions	-	-	-	-
November 30, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143

Accumulated Amortization
August 31, 2020, 2021 and November 30, 2021	$-	$-	$-	$-

Carrying Amounts
August 31, 2020	$11,091,388	$19,755	$23,800.000	$34,911,143
August 31, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143
November 30, 2021	$11,091,388	$19,755	$23,800,000	$34,911,143

During October 2021, the Company, acting through its indirect wholly owned subsidiaries TMC and POR, and Valkor, have entered into the Exchange Agreement governing reciprocal assignment of mineral leases dated as of October 15, 2021 under which TMC and POR agreed to assign all of their respective interests in the TMC mineral leases and the short term mining lease dated August 10, 2020 as amended on July 1, 2021, sub-leased from Valkor and two mineral leases entered into between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease and Valkor agreed to assign to TMC Capital LLC, the record lease title and all of its rights and interest under three SITLA Utah state oil sands leases located in an area referred to as “Asphalt Ridge Northwest” in Uintah County Utah.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

6.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

6.	MINERAL LEASES (continued)

(a)	TMC Mineral Lease (continued)

5.	TMC will pay Valkor the sum of $25,000 on lease commencement, and thereafter $15,000 per month until expiration of the lease

6.	TMC will pay a production royalty as follows:

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

6.	MINERAL LEASES (continued)

(b)	SITLA Mineral Lease (Petroteq Oil Recovery, LLC mineral lease)

On June 1, 2018, the Company acquired mineral rights under two mineral leases entered into between SITLA, as lessor, and POR, as lessee, covering lands in Asphalt Ridge that largely adjoin the lands held under the TMC Mineral Lease (collectively, the “SITLA Mineral Leases”). The SITLA Mineral Leases are valid until May 30, 2028 and have rights for extensions based on reasonable production. The leases remain in effect beyond the original lease term so long as mining and sale of the tar sands are continued and sufficient to cover operating costs of the Company.

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

7.	PROPERTY, PLANT AND EQUIPMENT

	Oil Extraction Plant	Other Property and Equipment	Total
Cost
August 31, 2020	$37,627,885	$438,860	$38,066,745
Additions	5,512,715	-	5,512,715
August 31, 2021	43,140,600	438,860	43,579,460
Additions	-	-	-
November 30, 2021	$43,140,600	$438,860	$43,579,460

Accumulated Amortization
August 31, 2020	$2,148,214	$336,019	$2,484,233
Additions	-	45,810	45,810
August 31, 2021	2,148,214	381,829	2,530,043
Additions	-	11,382	11,382
November 30, 2021	$2,148,214	$393,211	$2,541,425

Carrying Amount
August 31, 2020	$35,479,671	$102,841	$35,582,512
August 31, 2021	$40,992,386	$57,031	$41,049,417
November 30, 2021	$40,992,386	$45,649	$41,038,035

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

7.	PROPERTY, PLANT AND EQUIPMENT (continued)

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

Included in the cost of construction is capitalized borrowing costs as at November 30, 2021 and August 31, 2021 of $4,421,055. No borrowing costs were capitalized for the three months ended November 30, 2021 and the year ended August 31, 2021.

As a result of the relocation of the plant and the planned expansion of the plant’s production capacity to 400-500 barrels per day, and subsequently to an additional 3,000 barrels per day, the Company re-evaluated the depreciation policy of the oil extraction plant and the oil extraction technologies (Note 9) and determined that depreciation should be recorded on the basis of the expected production of the completed plant at various capacities. No amortization has been recorded during the three months ended November 30, 2021 and for the year ended August 31, 2021 as there has only been test production during these years.

8.	LEASES

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

8.	LEASES (continued)

Right of use assets

Right of use assets included in the consolidated Balance Sheet are as follows:

	November 30, 2021	August 31, 2021
Non-current assets
Right of use assets – operating leases, net of amortization	$155,402	$167,048
Right of use assets – finance leases, net of depreciation – included in property, plant and equipment	667,768	677,853

Lease costs consist of the following:

	Three months ended November 30, 2021	Three months ended November 30, 2020

Finance lease cost:	$11,657	$17,483
Depreciation of right of use assets	10,085	10,085
Interest expense on lease liabilities	1,572	7,398

Operating lease expense	15,268	15,268

Total lease cost	$26,925	$32,751

Other lease information:

	Three months ended November 30, 2021	Three months ended November 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$(1,572)	$(7,398)
Operating cash flows from operating leases	(15,268)	(15,268)
Financing cash flows from finance leases	$(46,848)	$(41,022)

Weighted average remaining lease term – finance leases	2 months	1.11 years
Weighted average remaining lease term – operating leases	2.75 years	3.75 years
Weighted average discount rate – finance leases	13.52%	13.52%
Weighted average discount rate – operating leases	10.00%	10.00%

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

8.	LEASES (continued)

Maturity of Leases

The amount of future minimum lease payments under finance leases is as follows:

	November 30, 2021	August 31, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$32,280	$80,700
	32,280	80,700
Imputed interest	(4,070)	(5,642)
Total finance lease liability	$28,210	$75,058

Disclosed as:
Current portion	$28,210	$75,058

The amount of future minimum lease payments under operating leases is as follows:

	November 30, 2021	August 31, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$63,375	$62,903
1 to 2 years	65,276	64,790
2 to 3 years	50,050	66,734
	178,701	194,427
Imputed interest	(23,299)	(27,379)
Total operating lease liability	$155,402	$167,048

Disclosed as:
Current portion	$50,071	$48,376
Non-current portion	105,331	118,672
	$155,402	$167,048

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

9.	INTANGIBLE ASSETS

Oil Extraction
Technologies
Cost
August 31, 2020	$809,869
Additions	-
August 31, 2021	809,869
Additions	-
November 30, 2021	$809,869

Accumulated Amortization
August 31, 2020	$102,198
Additions	-
August 31, 2021	102,198
Additions	-
November 30, 2021	$102,198

Carrying Amounts
August 31, 2020	$707,671
August 31, 2021	$707,671
November 30, 2021	$707,671

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

No amortization of the technology was recorded during the three months ended November 30, 2021 and the year ended august 31, 2021.

10.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable as at November 30, 2021 and August 31, 2021 consist primarily of amounts outstanding for construction and expansion of the oil extraction plant and other operating expenses that are due on demand.

Accrued expenses as at November 30, 2021 and August 31, 2021 consist primarily of other operating expenses and interest accruals on promissory notes (Note 11) and convertible debentures (Note 12).

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

11.	PROMISSORY NOTES PAYABLE

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	November 30, 2021	August 31, 2021
Promissory notes
Private lender	April 29, 2022	10.00%	$23,298	$23,298

On April 29,2021 the Company issued a promissory note to a private lender in the aggregate sum of $500,000. The promissory note bears interest at 10% per annum and is repayable on April 29, 2022. The Company repaid $476,702 of the outstanding balance as at November 30, 2021. The balance remaining at November 30, 2021 is $23,298.

12.	CONVERTIBLE DEBENTURES

			Principal due	Principal due
Lender	Maturity Date	Interest Rate	November 30, 2021	August 31, 2021
Calvary Fund I LP	July 31, 2021	12.00%	$80,000	$80,000
	August 7, 2021	0%	25,000	25,000
Cantone Asset Management LLC	December 17, 2021	7.00%	240,000	240,000
	December 30, 2021	18.00%	50,000	50,000
	July 1, 2023	8.00%	300,000	300,000
Private lender	October 29, 2020	10.00%	200,000	200,000
Petroleum Capital Funding LP.	November 26, 2023	10.00%	318,000	318,000
	December 4, 2023	10.00%	432,000	432,000
	March 30, 2024	10.00%	471,000	471,000
	July 21, 2025	10.00%	3,000,000	3,000,000
Power Up Lending Group LTD	April 21, 2022	12.00%	-	92,125
	May 20, 2022	12.00%	-	141,625
	July 2, 2022	12.00%	-	114,125
EMA Financial, LLC	April 22, 2021	8.00%	3,120	3,120
Morison Management S.A	October 15, 2020	10.00%	184,251	184,251
	January 16, 2021	10.00%	55,000	55,000
	April 21, 2022	12.00%	92,125	-
	May 20, 2022	12.00%	141,625	-
	July 2, 2022	12.00%	114,125	-
Bellridge Capital LP.	March 31, 2021	15.00%	-	2,900,000
	September 30, 2021	5.00%	-	1,400,000
Private lender	July 24, 2022	8.00%	120,000	120,000
			5,826,246	10,126,246
Unamortized debt discount			(3,603,656)	(3,978,710)
Total loans			$2,222,590	$6,147,536

The maturity date of the convertible debentures are as follows:

	November 30, 2021	August 31, 2021
Principal classified as repayable within one year	$1,023,371	$5,255,874
Principal classified as repayable later than one year	1,199,219	891,662

	$2,222,590	$6,147,536

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(a)	Cavalry Fund I LP

(i)

On August 19, 2019, the Company issued a convertible debenture to Calvary Fund LLP (“Cavalry”) for an aggregate principal amount of $480,000, including an original issue discount of $80,000, for net proceeds of $374,980 after certain legal expenses, and a warrant exercisable for 2,666,666 common shares at an exercise price of $0.15 per share. The convertible debenture bore interest at 3.3% per annum and matured on August 29, 2020. The convertible debenture may be converted into common shares of the Company at a conversion price of $0.17 per share.

In terms of an Amended and Restated Amending Agreement between the parties entered into on August 7, 2020, the maturity date of the convertible debenture was amended to July 31, 2021 and the conversion price was amended to $0.0412 per share and the exercise price of the warrant was amended to $0.0412 per share and the maturity date was amended to July 31, 2021.

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

(ii)

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(b)	Cantone Asset Management, LLC

(i)

On September 17, 2019, the Company issued a convertible debenture to Cantone Asset Management, LLC (“Cantone”) in the aggregate principal amount of $240,000, including an original issue discount of $40,000, for net proceeds of $200,000. The convertible debenture bears interest at 7% per annum and the gross proceeds less the OID, of $200,000 is convertible into common shares at a conversion price of $0.21 per share, and maturing on December 17, 2020.

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

(ii)

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

(iii)

On July 1, 2021, in terms of a subscription agreement entered into with Cantone Asset Management, LLC, the Company issued a convertible debenture in the aggregate principal amount of $300,000, bearing interest at 8% per annum and maturing on July 1, 2023 and convertible into common stock at a conversion price of $0.12 per share. In addition, the Company issued Cantone a warrant exercisable for 2,500,000 shares of common stock at an exercise price of $0.12 per share expiring on July 1, 2023. Neither the convertible debenture nor the warrant has been approved by the TSXV as of the date of this filing.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(c)	Private lender

On October 29, 2019, the Company issued a convertible debenture to a private lender in the aggregate principal amount of $200,000. The convertible debenture bears interest at 10.0% per annum and matured on October 29, 2020.

In conjunction with the convertible debenture, the Company issued a warrant exercisable for 555,555 common shares at an exercise price of $0.18 per share, which expired on October 29, 2020.

The aggregate principal amount of $200,000 of the convertible loan, which has past the maturity date of October 29, 2020, remains outstanding.

(d)	Petroleum Capital Funding LP

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

On September 22, 2020, the Company entered into an Amending Agreement, whereby the conversion price of the convertible debenture was amended to $0.055 per share and the exercise price of the warrant exercisable for 1,558,730 shares was amended to $0.055 per share, in terms of the Amending Agreement the conversion price became $0.08 per share on September 22, 2021.

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

On September 22, 2020, the Company entered into an Amending Agreement, whereby the conversion price of the convertible debenture was amended to $0.055 per share and the exercise price of the warrant exercisable for 2,117,520 shares was amended to $0.055 per share, in terms of the Amending Agreement the conversion price became $0.08 per share on September 22, 2021.

On June 3, 2021, the Company entered into a debt conversion agreement whereby a total amount of $61,050, consisting of outstanding interest accrued until June 1, 2021 on various convertible notes was converted into 439,209 shares of common stock. The debt conversion agreement included $21,600 of interest related to this December 2019 convertible note.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(d)	Petroleum Capital Funding LP (continued)

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

On September 22, 2020, the Company entered into an Amending Agreement, whereby the conversion price of the convertible debenture was amended to $0.055 per share and the exercise price of the warrant exercisable for 4,906,250 shares was amended to $0.055 per share, in terms of the Amending Agreement the conversion price became $0.08 per share on September 22, 2021.

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

(e)	Power Up Lending Group Ltd.

(i)

On April 21, 2021, the Company issued a convertible promissory note to Power Up Lending Group Ltd. (“Power Up”) in the aggregate principal sum of $92,125, including an original issue discount of $8,375 for net proceeds of $80,000 after certain expenses. The note bears interest at 12% per annum and matures on April 21, 2022. The note may be prepaid subject to certain prepayment penalties ranging from 110% to 130% based on the period of prepayment. The outstanding principal amount of the note is convertible at any time and from time to time at the election of the holder into shares of the Company’s common stock at a conversion price equal to 75% of the average of the lowest three trading bid prices during the previous fifteen prior trading days.

On November 17, 2021, Power Up entered into a debt assignment agreement with Morison Management S.A. (“Morison Management”), whereby the convertible note was assigned to Morison Management.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(e)	Power Up Lending Group Ltd. (continued)

(ii)

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

On November 17, 2021, Power Up entered into a debt assignment agreement with Morison Management, whereby the convertible note was assigned to Morison Management.

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

On November 17, 2021, Power Up entered into a debt assignment agreement with Morison Management, whereby the convertible note was assigned to Morison Management.

On November 17, 2021, in terms of an Amending Agreement entered into with the Company by Morison Management, the Company amended the note to comply with TSXV requirements, whereby only the aggregate principal sum of $103,750 will be convertible under the note at a conversion price of $0.042 per common share and the maximum amount due under the note in terms of interest rate, fees or other payments is restricted to a rate of 24% per annum.

(f)	EMA Financial, LLC

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(g)	Morison Management S.A.

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

On August 3, 2021, in terms of a debt assignment agreement entered into with SBI Investments, SBI Investments assigned an October 15, 2018 convertible debenture with an aggregate principal amount outstanding of $184,251.

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

On August 3, 2021, in terms of a debt assignment agreement entered into with SBI Investments, SBI Investments assigned a January 26, 2020 convertible debenture with an aggregate principal amount outstanding of $55,000, to Morison Management.

(iii)

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

On November 17, 2021, Power Up entered into a debt assignment agreement with Morison Management, whereby the convertible note was assigned to Morison Management.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(g)	Morison Management S.A. (continued)

(iv)

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

On November 17, 2021, Power up entered into a debt assignment agreement with Morison Management, whereby the convertible note was assigned to Morison Management.

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

(v)

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

On November 17, 2021, Power Up entered into a debt assignment agreement with Morison Management, whereby the convertible note was assigned to Morison Management.

On November 17, 2021, in terms of an Amending Agreement entered into with the Company by Morison Management, the Company amended the note to comply with TSXV requirements, whereby only the aggregate principal sum of $103,750 will be convertible under the note at a conversion price of $0.042 per common share and the maximum amount due under the note in terms of interest rate, fees or other payments is restricted to a rate of 24% per annum.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

12.	CONVERTIBLE DEBENTURES (continued)

(h)	Bellridge Capital LP.

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

(i)	Private lender

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

13.	FEDERAL RELIEF LOANS

Small Business Administration Disaster Relief loan

On June 16, 2020, POR received a Small Business Economic Injury Disaster loan amounting to $150,000, bearing interest at 3.75% per annum and repayable in monthly installments of $731 commencing twelve months after inception with the balance of interest and principal repayable on June 16, 2050. The loan is secured by all tangible and intangible assets of the Company. The proceeds are to be used for working capital purposes to alleviate economic injury caused by the COVID-19 pandemic.

On May 1, 2020 and July 27, 2020, PCA received a Small Business Economic Injury Disaster loan amounting to $10,000 and $150,000, respectively, bearing interest at 3.75% per annum and repayable in monthly installments of $731 commencing twelve months after inception with the balance of interest and principal repayable on July 27, 2050. The loan is secured by all tangible and intangible assets of the Company. The proceeds are to be used for working capital purposes to alleviate economic injury caused by the COVID-19 pandemic.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

13.	FEDERAL RELIEF LOANS (continued)

Payroll Protection Plan loans (“PPP Loans”)

On April 11, 2020, POR received a PPP Loan amounting to $133,600, bearing interest at 1.00% per annum and repayable in a single payment after 2 years. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

On January 20, 2021, POR received a further PPP Loan amounting to $133,826, bearing interest at 1.00% per annum and repayable in a single payment after 5 years. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

On April 23, 2020, PCA received a PPP Loan amounting to $133,890, bearing interest at 0.98% per annum and repayable in monthly installments commencing on October 23, 2020. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

On May 3, 2021, the PPP loan amounting to $133,890 and all accrued interest thereon was forgiven.

On February 3, 2021, PCA received a PPP Loan amounting to $133,890, bearing interest at 0.98% per annum and repayable in monthly installments commencing on December 3, 2021. The loan may be forgiven subject to certain terms and conditions and the use of funds by the Company. Forgiveness is not automatic and will be assessed by the lender once applied for.

On November 15, 2021, The remaining PPP loan in the Company’s wholly owned subsidiary, PCA amounting to $133,890 and all accrued interest thereon was forgiven.

14.	DERIVATIVE LIABILITY

Convertible note issued to several lenders, disclosed in note 12(e), above had conversion rights that were linked to the Company’s stock price, at 75% of an average stock price over a period of 15 days prior to the date of conversion.  The number of shares issuable upon conversion of these convertible notes was therefore not determinable until conversion took place. The Company had determined that these conversion features met the requirements for classification as derivative liabilities and had measured their fair value using a Black Scholes valuation model which takes into account the following factors:

●	Historical share price volatility;

●	Maturity dates of the underlying securities being valued;

●	Risk free interest rates; and

●	Expected dividend policies of the Company.

The fair value of the derivative liabilities was initially recognized as a debt discount. In terms of amending agreements entered into with Morison Management, as disclosed on note 12(g) (iii) to (v), the terms of the notes were amended and the variable conversion price was amended to fixed conversion prices. The derivative liability was no longer applicable. The derivative liability was evaluated on November 17, 2021, the date of amendment, and the net value of the derivative liability at that date was included in the calculation of the loss on debt extinguishment, based on the beneficial conversion feature of the amended notes on November 17, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

14.	DERIVATIVE LIABILITY (continued)

The following assumptions were used in the Black-Scholes valuation model:

Three months ended November 30, 2021
Conversion price	USD$0.042 to $0.146
Risk free interest rate	0.35%
Expected life of derivative liability	6 months
Expected volatility of underlying stock	145.4 to 195.6%
Expected dividend rate	0%

The movement in derivative liability is as follows:

	November 30, 2021	August 31, 2021
Opening balance	$322,186	$841,385
Derivative financial liability arising from convertible notes	-	653,826
Fair value adjustment to derivative liability	(52,420)	(1,173,025)
Fair value of derivative included in beneficial conversion feature	(269,766)	-
	$-	$322,186

15.	RECLAMATION AND RESTORATION PROVISIONS

	Oil
	Extraction	Site
	Facility	Restoration	Total
Balance at August 31, 2020	$498,484	$2,472,013	$2,970,497
Accretion expense	-	-	-
Balance at August 31, 2021	498,484	2,472,013	2,970,497
Accretion expense	-	-	-
Balance at November 30, 2021	$498,484	$2,472,013	$2,970,497

(a)	Oil Extraction Plant

In accordance with the terms of the sub-lease agreement disclosed in note 6 above, the Company is required to dismantle its oil extraction plant at the end of the lease term. During the year ended August 31, 2015, the Company recorded a provision of $350,000 for dismantling the facility.

During the year ended August 31, 2019, in accordance with the requirements to provide a surety bond to the Utah Division of Oil Gas and Mining in terms of the amendment to the Notice of Intent to Commence Large Mining Operations at an estimated production of 4,000 barrels per day, the Company estimated that the cost of dismantling the oil extraction plant and related equipment would increase to $498,484. The discount rate used in the calculation is estimated to be 2.32%.

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

For the three months ended November 30, 2021 and 2020

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

During the year ended August 31, 2019, in accordance with the requirements to provide a surety bond to the Utah Division of Oil Gas and Mining in terms of the amendment to the Notice of Intent to Commence Large Mining Operations at an estimated production of 4,000 barrels per day, the Company estimated that the cost of restoring the site would increase to $2,472,013. The discount rate used in the calculation is estimated to be 2.32%.

16.	COMMON SHARES

Authorized	unlimited common shares without par value
Issued and Outstanding	646,053,821 common shares as at November 30, 2021

Contractual obligations to issue common shares

On July 1, 2021, the Company entered into debt conversion agreements with 4 directors whereby 600,836 common shares are to be issued at $0.094 per share to settle $56,479 of outstanding directors fees. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

On July 9, 2021, the Company entered into a debt conversion agreement with Alpha Capital Anstalt whereby $60,258 representing accrued and unpaid interest on a secured convertible note issued on November 6, 2020 was convertible into 641,046 common shares at a conversion price of $0.094 per share. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

On July 6, 2021, the Company entered into a debt conversion agreement with Cavalry Fund I LP whereby unpaid interest of $22,500 on a convertible note entered into on October 12, 2018, unpaid principal of $80,000 and interest thereon on a convertible note entered into on August 19, 2019 and unpaid principal of $25,000 on a convertible note entered into on August 7, 2020, totaling $158,060 was convertible into 1,681,488 common shares at a conversion price of $0.094 per share. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

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

On August 27, 2021, the Company entered into a debt conversion agreement with a creditor whereby an unpaid invoice for $30,000 for services rendered was convertible into 250,000 common shares at a conversion price of $0.12 per share. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

On August 27, 2021, the Company entered into a debt conversion agreement with a creditor whereby an unpaid invoice for $670,000 for services rendered was convertible into 5,583,333 common shares at a conversion price of $0.12 per share. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

16.	COMMON SHARES (continued)

Convertible debt conversions

Between September 2, 2021 and November 10, 2021, in terms of conversion notices received, the Company issued 181,893,940 shares of common stock for convertible debt in the aggregate sum of $4,300,000.

Between November 3, 2021 and November 15, 2021, the Company received $499,970 in restitution for convertible debt converted into common shares at prices below that allowed by the TSX Ventures exchange regulations.

17.	STOCK OPTIONS

During the three months ended November 30, 2021 and 2020, the share-based compensation expense was $0 and $199,632.

Stock option transactions under the stock option plan were:

	Three months ended November 30, 2021			Year ended August 31, 2021
	Number of Options	Weighted average exercise price		Number of options	Weighted average exercise price
Balance, beginning of period	7,250,000	CAD$	0.79	9,470,000	CAD$	0.63
Options granted	-		-	-		-
Options forfeited	-		-	(2,220,000)	CAD$	0.11
Balance, end of period	7,250,000	CAD$	0.79	7,250,000	CAD$	0.79

Stock options outstanding and exercisable as at November 30, 2021 are:

Expiry Date	Exercise Price		Options Outstanding	Options Exercisable
August 7, 2025	CAD$	0.085	3,000,000	3,000,000
November 30, 2027	CAD$	2.270	950,000	950,000
June 5, 2028	CAD$	1.000	3,300,000	3,300,000
			7,250,000	7,250,000
Weighted average remaining contractual life			5.3 years	5.3 years

18.	SHARE PURCHASE WARRANTS

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

A summary of the Company’s warrant activity during the period September 1, 2020 and November 30, 2021 is as follows:

	Three months ended November 30, 2021		Year ended August 31, 2021
	Number of Options	Weighted average exercise price	Number of options	Weighted average exercise price
Balance, beginning of period	73,148,824	$0.1053	48,342,714	$0.4254
Warrants granted	-	-	66,496,016	0.1021
Warrants exercised	-	-	(14,690,739)	0.0433
Warrants forfeited	(2,777,777)	0.2300	(26,999,167)	0.7042
Balance, end of period	70,371,047	$0.1004	73,148,824	$0.1053

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

18.	SHARE PURCHASE WARRANTS (continued)

The following table summarizes information about warrants outstanding as of November 30, 2021:

	Warrants outstanding and exercisable
Exercise price	Number of shares	Weighted average remaining years
$0.0550	8,582,500	2.19
$0.0562	12,846,973	3.08
$0.0800	392,500	2.33
$0.1000	276,512	1.16
$0.1200	47,827,077	3.27
$0.1400	151,785	3.14
$0.1700	293,700	2.00
$0.1004	70,371,047	3.09

The warrants exercisable for 151,785 shares at $0.14 per share have not been approved by the TSXV at the date of this report.

In terms of a subscription agreement entered into with Cantone, a warrant exercisable for 2,500,000 shares at $0.12 per share, have not been approved by the TSXV as of the date of this report.

19.	DILUTED LOSS PER SHARE

The Company’s potentially dilutive instruments are convertible debentures, stock options, share purchase warrants and contractual obligations to issue securities. Conversion of these instruments would have been anti-dilutive for the periods presented and consequently, no adjustment was made to basic loss per share to determine diluted loss per share. These instruments could potentially dilute earnings per share in future periods.

For the three months ended November 31, 2021 and 2020, the following stock options, share purchase warrants, convertible securities and contractual obligations to issue securities were excluded from the computation of diluted loss per share as the result of the computation was anti-dilutive:

	Three months ended November 30, 2021	Three months ended November 30, 2020
Share purchase options	7,250,000	9,470,000
Share purchase warrants	70,371,047	47,379,348
Convertible securities	44,116,827	97,608,979
Contractual obligations to issue securities	25,785,869
	147,523,743	154,458,327

Included in the share purchase warrants are warrants exercisable for 2,651,785 common shares which have not been approved by the TSXV, refer note 18 above.

The Company has contractual obligations to issue 13,285,869 common shares in terms of various debt conversion agreements entered into, in addition in terms of a subscription agreement, a further 6,250,000 common shares and a warrant exercisable for 6,250,000 common shares is still to be issued. Refer note 16 above.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

20.	RELATED PARTY TRANSACTIONS

Related party transactions are as follows:

The Company owes outstanding directors fees of $184,656 and $264,064 as at November 30, 2021 and August 31, 2021, respectively, and outstanding salaries and fees to officers and directors of $25,000 and $447,500 for the three months ended November 30, 2021 and the year ended August 31, 2021, respectively.

Related party payables represent non-interest-bearing payables that are due on demand.

The balances outstanding are as follows:

Related Party payables	November 30, 2021	August 31, 2021
Payable to Aleksandr Blyumkin	$436,203	$493,549

Alex Blyumkin

On August 20, 2020, a Company controlled by Mr. Blyumkin entered into a debt settlement agreement, whereby 2,356,374 shares were issued to settle an outstanding promissory note of $94,255.

On April 28, 2021, Mr. Blyumkin subscribed for 1,166,666 common shares at a price of $0.06 per share for gross proceeds of $70,000.

On July 1, 2021, Mr. Blyumkin entered into a debt conversion agreement whereby $14,120 of outstanding directors fees will be settled by the issue of 150,209 common shares. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

On July 12, 2021, the Company issued Mr. Blyumkin 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

On July 27, 2021, Mr. Blyumkin subscribed for 1,875,000 units at a price of $0.12 per unit for gross proceeds of $225,000.

Mr. Blyumkin has resigned as an officer and director of the Company effective August 6, 2021.

During the current quarter, Mr. Blyumkin made restitution payments to the Company of $499,970 for conversion of convertible debt by third party convertible debt holders to common shares at prices below those allowed by the TSXV regulations.

The Company owed Mr. Blyumkin $436,203 and $493,549 as at November 30, 2021 and August 31, 2021, respectively.

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

On November 30, 2021, Mr. George Stapleton retired as the Chief Operating Officer of the Company.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

20.	RELATED PARTY TRANSACTIONS (continued)

Dr. Gerald Bailey

On July 1, 2021, Dr. Bailey entered into a debt conversion agreement whereby $14,120 of outstanding directors fees will be settled by the issue of 150,209 common shares. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

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

Robert Dennewald

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

On July 1, 2021, Mr. Dennewald entered into a debt conversion agreement whereby $14,120 of outstanding directors fees will be settled by the issue of 150,209 common shares. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

On July 12, 2021, the Company issued Mr. Dennewald 578,480 common shares valued at $40,494 in partial settlement of directors fees outstanding.

James Fuller

On July 1, 2021, Mr. Fuller entered into a debt conversion agreement whereby $14,120 of outstanding directors fees will be settled by the issue of 150,209 common shares. Due to the suspension of trading by the TSXV, these shares have not been approved for issue by the TSXV and have not been issued yet.

On July 12, 2021, the Company issued Mr. Fuller 228,668 common shares valued at $16,007 in partial settlement of directors fees outstanding.

Dr. Vladimir Podlipsky

The Board of Directors has appointed Dr. Vladimir Podlipsky, currently the Chief Technology Officer of the Company, as a director, with effect from August 6, 2021, to fill the vacancy on the Board created by Mr. Blyumkin’s resignation.

The Company advanced Manhatten Enterprises, a company controlled by Dr. Podlipsky, the sum of $76,000 pursuant to a promissory note on March 16, 2017. The note, which bears interest at 5% per annum, matured on March 16, 2020. The Note has reached its maturity date.

During the current quarter, the Company paid $175,025 to V Science Technologies Inc., in terms of a sponsored research agreement. V Science Technologies, Inc. is controlled by Dr. Podlipsky, a director of the Company.

Ron Cook

Mr. Cook was appointed as the Chief Financial Officer of the Company with effect from October 31, 2021.

Mark Korb

Mr. Korb resigned as CFO of the Company with effect from October 31, 2021.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

21.	FINANCING COSTS, NET

Financing costs, net, consists of the following:

	Three months ended November 30, 2021	Three months ended November 30, 2020
Interest expense	$250,964	$287,639
Amortization of debt discount	375,054	333,748
Other	-	-
	$626,018	$621,387

22.	OTHER EXPENSE (INCOME), NET

Other expense (income), net, consists of the following:

	Three months ended November 30, 2021	Three months ended November 30, 2020
Loss (gain) on settlement of liabilities	$-	$134,490
Loss (gain) on conversion of convertible debt	-	80,661
Loss on debt extinguishment	444,398	330,256
Forgiveness of federal relief loan	(133,890)	-
Interest income	(28,947)	(948)
	$281,561	$544,459

23.	SEGMENT INFORMATION

The Company operated in two reportable segments within the USA during the three months ended November 30, 2021 and 2020, oil extraction and processing operations and mining operations. The presentation of the consolidated statements of loss and comprehensive loss provides information about the oil extraction and processing segment. There were limited operations in the mining operations segment during the three months ended November 30, 2021 and 2020. Other information about reportable segments are:

	November 30, 2021
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$-	$-	$-
Reportable segment assets	46,553	33,240	79,793
Reportable segment liabilities	(10,671)	-	(10,671)
	$35,882	$33,240	$69,122

	November 30, 2020
	Oil	Mining
(in ’000s of dollars)	Extraction	Operations	Consolidated
Additions to non-current assets	$4,173	$-	$4,173
Reportable segment assets	44,897	33,240	78,137
Reportable segment liabilities	(18,171)	(100)	(18,271)
	$26,726	$33,140	$59,866

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

23.	SEGMENT INFORMATION (continued)

	November 30, 2021
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenue from license fees	$-	$-	$-
Other production and maintenance costs	(285)	-	(285)
Gross Loss	(285)	-	(285)
Operating Expenses
Depreciation, depletion and amortization	11	-	11
Selling, general and administrative expenses	1,394	-	1,394
Investor relations	40	-	46
Professional fees	646	-	646
Research and development	175		175
Salaries and wages	156	-	156
Travel and promotional expenses	83	-	83
Other	288	-	288

Financing costs	626	-	626
Other expense (income)	281	-	281
Forgiveness of federal relief loans	(134)	-	(134)
Loss on debt extinguishment	444	-	444
Interest income	(29)		(29)
Derivative liability movements	(52)	-	(52)

Net loss	$2,545	$-	$2,545

	November 30, 2020
(in ’000s of dollars)	Oil Extraction	Mining operations	Consolidated
Revenue from license fees	$2,000	$-	$2,000
Other production and maintenance costs	(345)	-	(345)
Gross Profit	1,655	-	1,655
Operating Expenses
Depreciation, depletion and amortization	12	-	12
Selling, general and administrative expenses	1,045	-	1,045
Investor relations	88	-	88
Professional fees	399	-	399
Salaries and wages	88	-	88
Share-based compensation	200	-	200
Travel and promotional expenses	83	-	83
Other	187	-	187

Financing costs	621	-	621
Other expense (income)	544	-	544
Gain on settlement of liabilities	134	-	134
Loss on conversion of convertible debt	80	-	80
Loss on debt extinguishment	330	-	330
Derivative liability movements	(157)	-	(157)

Net loss	$410	$-	$410

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

24.	COMMITMENTS AND CONTINGENCIES

The company has commitments under equipment financing arrangements entered into in prior periods, see Note 8, above.

The amount of future minimum lease payments under finance leases is as follows:

November 30, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$32,280
$32,280

The amount of future minimum lease payments under operating leases is as follows:

November 30, 2021
Undiscounted minimum future lease payments
Total instalments due:
Within 1 year	$63,375
1 to 2 years	65,276
2 to 3 years	50,050
$178,701

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

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

25.	SUBSEQUENT EVENTS

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

As set forth in the amendment to the Solicitation/Recommendation Statement on Schedule 14D-9, as filed with the SEC on January 4, 2022, on December 29, 2021 after thorough consideration of all aspects of the Viston Offer, the advice provided by Haywood and consulting with its other advisors, the Board unanimously determined to recommend that Shareholders accept the Viston Offer and tender their Common Shares, for reasons that include the following:

Results of Strategic Review

Based on the results of the strategic review presented by Haywood, the Board believes that the immediate cash value offered to Shareholders under the Viston Offer is more favorable to Shareholders than the potential value that might otherwise result from other alternatives reasonably available to Petroteq, including remaining as a stand-alone entity and pursuing Petroteq’s existing strategy, in each case taking into consideration the potential rewards, risks, timelines and uncertainties associated with those other alternatives.

Premium Over Market Price

The consideration of C$0.74 in cash per Common Share (the “Cash Consideration”) under the Viston Offer represents a premium of approximately 279% over the closing price of the Common Shares on the TSXV on August 6, 2021, being the last trading day that the Common Shares were traded on the TSXV.

Unlikelihood of Superior Proposal

The Board, with the assistance of Haywood, has taken active steps to assess and solicit strategic alternatives and has attempted to secure a proposal that would be superior to the Viston Offer. However, no superior alternative to the Viston Offer has emerged and Petroteq does not expect a superior alternative to emerge in the near term.

Common Shares Remain Relatively Illiquid

Trading in the Common Shares on the TSXV remains suspended, and there is no certainty as to when the TSXV will resume trading in the Common Shares.

Certainty of Outcome

The Viston Offer provides 100% cash consideration for the Common Shares and offers Shareholders certainty of value and immediate liquidity.

Possible Decline in Market Price

If the Viston Offer is not successful and another alternative offer with superior financial terms does not emerge, the market price of the Common Shares in the public markets may decline significantly.

Reduces Inherent Business Risk

Based on the strategic review conducted with Haywood, the Viston Offer appears to provide Shareholders with the value inherent in Petroteq’s portfolio of projects, assuming they are fully realized, without the long-term risks associated with the development and execution of those projects. Given the relatively early stage of Petroteq’s projects, it will be several years before the projects in Petroteq’s portfolio reach commercial production, if at all.

Significant Growth Funding Required

Petroteq’s projects have significant funding requirements to prove and scale its technology. Petroteq currently has limited cash to fund its necessary capital projects and near-term debt maturities, which will be a further drain on cash. Equity financing sufficient to repay debt and fund the progress of Petroteq’s business plan, if available, may be significantly dilutive to Shareholders.

PETROTEQ ENERGY INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2021 and 2020

Expressed in US dollars

25.	SUBSEQUENT EVENTS (continued)

Unsolicited takeover bid by Viston United swiss AG (continued)

Ability to Respond to Superior Proposals

Petroteq has not entered into a support or similar agreement with Viston in respect to the Viston Offer. The Board has reserved the ability to seek out or respond to proposals that may deliver greater value to Shareholders than the Viston Offer. There is nothing to prevent a third party from proposing or making a superior proposal or preclude Petroteq from changing its recommendation.

Exercise of warrants

In terms of warrant exercise notices received from various investors, warrants exercisable for 39,254,502 common shares were exercised between January 6, 2022 and January 18, 2022, for gross proceeds of $3,929,012 at exercise prices ranging from $0.0562 to $0.12 per share. A portion of the proceeds on the warrants issued was used to repay principal on convertible debt due of $753,500 and $46,075 of interest thereon and a further $180,000 of consulting fees, for net proceeds of $2,949,437.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

26.	SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS

Supplemental unaudited information regarding the Company’s oil and gas activities is presented in this note.

The Company has not commenced commercial operations, therefore the disclosure of the results of operations of hydrocarbon activities is limited. All expenditure incurred to date is capitalized as part of the development cost of the company’s oil extraction plant.

The Company does not have any historical data to forecast the standardized measure of discounted future net cash flows related to proven hydrocarbon reserve quantities. Upon the commencement of production, the Company will be able to forecast future revenues and expenses of its hydrocarbon activities.

Costs incurred

The following table reflects the costs incurred in hydrocarbon property acquisition and development expenses.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended November 30, 2021	Three months ended November 30, 2020

Construction of oil extraction plant	$-	$4,173
	$-	$4,173

Results of operations

The only operating expenses incurred to date on hydrocarbon activities relate to certain maintenance and personnel costs incurred.

All costs were incurred in the US.

(In US$ 000’s)	Three months ended November 30, 2021	Three months ended November 30, 2020

Production and maintenance costs	$285	$345
	$285	$345

Proven reserves

The Company does not have any proven hydrocarbon reserves as of November 30, 2021 and August 31, 2021.

An evaluation of the reserves at the Asphalt NW site was prepared by an outside specialist with a proved undeveloped valuation of $213. Million at a 10% discount. However the exchange of leases as detailed in note 6 will only take place once approved by SITLA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the consolidated financial statements and the other information set forth in our amended annual report on Form 10-K/A for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission on December 15, 2021. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Overview and recent developments

Our Company is a holding Company organized under the laws of Ontario, Canada, that is engaged in various aspects of the oil and gas industry. Through our wholly-owned subsidiary, Petroteq Energy CA Inc., a California corporation (“PCA”) and PCA’s two subsidiaries Petroteq Oil Recovery, LLC, a Utah limited liability company (“POR”) and TMC Capital, LLC, a Utah limited liability company (“TMC Capital”), we are in the business of exploring for, extracting and producing oil and hydrocarbon products from oil sands deposits and sediments located in the Asphalt Ridge area of Uintah County, Utah, utilizing our proprietary extraction technology (the “Petroteq Clean Oil Recovery Technology” or “Extraction Technology”). Our primary oil sands extraction and processing operations are conducted at our Asphalt Ridge processing facility (herein the “Asphalt Ridge Plant” or “Plant”), which is owned by POR.

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

In July 2020, Greenfield Energy LLC (“Greenfield”), a joint venture company formed by TomCo Energy PLC, a UK energy company, and Valkor LLC (“Valkor”), a Texas limited liability company, assumed the management and operation of the Asphalt Ridge Plant. Under a Technology License Agreement dated July 2, 2019, Petroteq granted to Valkor a non-exclusive license and right to use Petroteq’s Clean Oil Recovery Technology in operations conducted at the Plant. Since July 2020, Greenfield has implemented various upgrades to the Plant to improve operating capacity and reliability and began testing to assess the commerciality of the Plant and Petroteq’s proprietary technology. To improve operational capability during winter months, Greenfield also arranged for buildings to be erected over the nitrogen system and the vapor recovery system and for wind-walls were erected at the mixing tank area and decanter deck at the Plant.

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

The Plant is currently in a winterized shut-down, although it may be restarted and operated upon short notice for demonstration purposes, and for the purpose of testing and evaluating different oil sands ores and materials sources from different leases and properties in the Asphalt Ridge area. We currently anticipate that the Plant will resume processing and production operations in February-March 2022. Upon resuming operations, the Plant will be operated primarily for the purpose of processing oil sands ores and bituminous sands sourced from both Asphalt Mine #1 and from Asphalt Ridge leases held or managed by Greenfield or Valkor, and potentially from other sources in the Asphalt Ridge area. The Plant will also be used for demonstration purposes for potential investors and prospective technology licensees and for the purpose of testing and evaluating oil sands and heavy oil source material produced from areas within the Uintah Basin in Utah and in other regions of the United States and other countries as such materials are made available to us.

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

In September 2021, Quadrise reported that the testing program, which was completed at the Quadrise Research Facility (“QRF”) in Essex, in the United Kingdom, confirmed the ability to produce commercial MSAR® and bioMSAR™ fuels from the sample of heavy sweet oil provided by Greenfield from the POSP and that a report of the testing results has been issued to the client.  Simulations of storage and handling of both MSAR® and bioMSAR™ produced were also completed during the program, which indicated that commercial production of MSAR® and bioMSAR™ fuels would be possible in Utah for potential power and marine end-user applications domestically and internationally. Quadrise further noted that this testing concluded the proof-of-concept work that was scheduled in Phase 1 of the Commercial Trial Agreement between Greenfield and Quadrise announced on August 18, 2020. Quadrise recently reported that Greenfield and Quadrise have entered into discussions regarding potential future trials and deployment of the technology to produce MSAR® and/or bioMSAR™ fuel at a commercial scale.

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

In October 2021, Petroteq and Big Sky Resources LLC (“Big Sky”), a company based in Rye, New York, entered into a technology license agreement under which Petroteq granted to Big Sky a non-exclusive, non-transferable license and right to use Petroteq’s proprietary technology to design, construct, operate and finance oil sands extraction plants at up to two locations in the continental United States. Under the agreement, Big Sky has agreed to pay Petroteq a one-time, non-refundable license fee of $2 million, which will become payable upon commencing construction of its first plant. The agreement further provides that Big Sky will pay Petroteq a 5% royalty on the net revenue received by Big Sky from the production, sale or other disposition of licensed product from the plants for as long as Petroteq continues to hold enforceable and protected intellectual property rights in the licensed technology in the United States.

Pursuant to the licensing agreement, Big Sky is obligated to engage Valkor (or an affiliate named by Valkor) as the sole and exclusive provider of engineering, planning, and construction services for all oil sands plants built by Big Sky or under its direction. Big Sky has indicated it will work closely with Valkor to identify plant locations in the State of Utah.

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

Greenfield, a joint venture company established by TomCo and Valkor, assumed responsibility for the management and operations of our Asphalt Ridge Plant in July 2020. Greenfield has made certain upgrades to the Plant to improve its capacity and reliability. During the ensuing year, we anticipate that the Plant will be operated for the purpose of (a) extracting, processing and producing crude oil and other hydrocarbon products from oil sands ores supplied by our Asphalt Mine #1, from Greenfield and potentially from other sources and properties located in the Asphalt Ridge area, (b) evaluating and testing oil sands from varying sources that are impregnated with oils having different qualities and characteristics, and (c) demonstrating the capabilities of Petroteq’s Clean Oil Recovery Technology to potential investors and prospective licensees. Recent budgets for the Plant prepared by Valkor estimate that, during the ensuing year, the Plant will require approximately $3.8 million in capital expenditures and operating expenses, and should be able to generate revenue in the range of $4 million.

RESOURCES AND MINING OPERATIONS

Through its acquisition of TMC Capital in June 2015, Petroteq indirectly acquired certain mineral rights under the TMC Mineral Lease, which encompassed approximately 1,229.82 acres of land in the Temple Mountain area of Asphalt Ridge in Uintah County, Utah. In June 2018, Petroteq, acting through POR, acquired the record lease title and all of the operating rights to produce oil from oil sands resources under two mineral leases entitled “Utah State Mineral Lease for Bituminous-Asphaltic Sands”, each dated June 1, 2018, between the State of Utah’s School and Institutional Trust Land Administration (“SITLA”), as lessor, and POR, as lessee, covering lands consisting of approximately 1,351.91 acres that largely adjoin the lands covered by the TMC Mineral Lease (“the Temple Mountain SITLA Leases”). In March 2019, a third SITLA Lease was acquired by Petroteq that added 39.97 acres to the mix in the Temple Mountain area of Asphalt Ridge.

In April 2019 and in July 2019, in two separate transactions, TMC Capital acquired an initial 50% and then the remaining 50% of the oil sands operating rights under five (5) federal (U.S.) oil and gas leases administered by the (U.S.) Department of Interior’s Bureau of Land Management (“BLM”), covering lands located in eastern and south-eastern Utah (“BLM Leases”). The BLM Leases have been included in applications, filed decades ago with the BLM under the (U.S.) Combined Hydrocarbon Lease Act of 1981, for conversion to new “Combined Hydrocarbon Leases” that will eventually allow the development of oil sands resources in the federal lands included within the BLM Leases and in surrounding areas,

As described in more detail below, the TMC Mineral Lease in its original form was terminated effective August 10, 2020, and a new Short-Term Mining Lease, dated the same date, was entered into between Asphalt Ridge, Inc., as lessor, and Valkor, as lessee. Valkor and TMC Capital thereafter entered into a Short-Term Mining and Mineral Sublease dated August 20, 2020 (the “TMC Mineral Sublease”) in which all of Valkor’s rights and interests under the Short-Term Mining Lease were subleased to TMC Capital. As of November 30, 2021, Petroteq (through its subsidiaries) held mineral leases (or the operating rights under leases) covering approximately 7,631.91 net acres within the State of Utah, consisting of approximately 320 acres held under the TMC Mineral Sublease, 1,351.91 acres held under the Temple Mountain SITLA Leases, and 5,960 acres under the BLM Leases.

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

Suspension of trading on the TSX Venture Exchange (“TSXV”)

On August 6, 2021, the Ontario Securities Commission issued a cease trade order (the “CTO”) against the Company, as a result of its failure to file its quarterly report on Form 10-Q (and related certifications) for the period ended May 31, 2021 (the “2021 Q3 Filings”) on or before July 30, 2021, as required under Canadian National Instrument 51-102 – Continuous Disclosure Obligations.

The Company filed the 2021 Q3 Filings with the Canadian Securities Commission on SEDAR, and with the United States Securities and Exchange Commission (the “SEC”) on EDGAR, on August 19, 2021. As a result, the Ontario Securities Commission revoked the CTO effective August 24, 2021. In addition, on August 19, 2021, the Company’s amended financial statements and management’s discussion and analysis for the eight quarters from May 31, 2019 to February 28, 2021 were filed on SEDAR and with the SEC, as contained in the Company’s amended annual reports on Form 10-K/A for the financial years ended August 31, 2019 and August 31, 2020, and in the Company’s amended quarterly reports on Form 10-Q/A for the periods ended May 31, 2019, November 30, 2019, February 29, 2020, May 31, 2020, November 30, 2020 and February 28, 2021. The Company’s amended financial statements and management discussion and analysis for the period ended February 28, 2019 were filed on SEDAR on August 23, 2021, and with the SEC on August 25, 2021, as exhibits to the Company’s current report on Form 8-K.

As a result of the issuance of the CTO on August 6, 2021, the TSXV suspended trading of the Company’s Common Shares. As part of the TSXV’s review of the Company’s reinstatement application, the TSXV reviewed the Company’s financial statements for the three and nine months ended May 31, 2021 and raised concerns that certain transactions may not have been submitted to the TSXV for approval, as required under the TSXV’s policies. As a result of an internal investigation the Company identified several transactions (the “Transactions”) which, although disclosed in the Company’s public filings on SEDAR and EDGAR had not been submitted for approval by the TSXV.

Based on the Company’s initial review of the Transactions, it is estimated that a total of 54,370,814 Common Shares were issued as a result of the Transactions. While some of the issued Common Shares, namely, 4,336,972, are estimated to have been issued at prices above what the TSXV would have otherwise approved, 50,033,842 are estimated to have been issued at share prices below what the TSXV generally approves for convertible securities. While the Company is now making the necessary submissions to the TSXV for the Transactions, they may not all be accepted for approval by the TSXV and as a condition to reinstatement of trading on the TSXV the Company may need to take remedial action to ensure that Transactions are in compliance with the TSXV.

The net proceeds of the Transactions that resulted in new funds to the Company were used for expansion of the Company’s oil sands processing plant in Utah and for working capital.

The Company continues to work with the TSXV on a reinstatement of trading and will update the market as developments warrant. However, the TSXV has indicated that these matters and their review of the Transactions may take some time to resolve and that a reinstatement to trading is not expected in the near term.

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

As set forth in the amendment to the Solicitation/Recommendation Statement on Schedule 14D-9, as filed with the SEC on January 4, 2022, on December 29, 2021, after thorough consideration of all aspects of the Viston Offer, the advice provided by Haywood and consulting with its other advisors, the Board has unanimously determined to recommend that Shareholders accept the Viston Offer and tender their Common Shares, for reasons that include the following:

Results of Strategic Review

Based on the results of the strategic review presented by Haywood, the Board believes that the immediate cash value offered to Shareholders under the Viston Offer is more favorable to Shareholders than the potential value that might otherwise result from other alternatives reasonably available to Petroteq, including remaining as a stand-alone entity and pursuing Petroteq’s existing strategy, in each case taking into consideration the potential rewards, risks, timelines and uncertainties associated with those other alternatives.

Premium Over Market Price

The consideration of C$0.74 in cash per Common Share (the “Cash Consideration”) under the Viston Offer represents a premium of approximately 279% over the closing price of the Common Shares on the TSXV on August 6, 2021, being the last trading day that the Common Shares were traded on the TSXV.

Unlikelihood of Superior Proposal

The Board, with the assistance of Haywood, has taken active steps to assess and solicit strategic alternatives and has attempted to secure a proposal that would be superior to the Viston Offer. However, no superior alternative to the Viston Offer has emerged and Petroteq does not expect a superior alternative to emerge in the near term.

Common Shares Remain Relatively Illiquid

Trading in the Common Shares on the TSXV remains suspended, and there is no certainty as to when the TSXV will resume trading in the Common Shares.

Certainty of Outcome

The Viston Offer provides 100% cash consideration for the Common Shares and offers Shareholders certainty of value and immediate liquidity.

Possible Decline in Market Price

If the Viston Offer is not successful and another alternative offer with superior financial terms does not emerge, the market price of the Common Shares in the public markets may decline significantly.

Reduces Inherent Business Risk

Based on the strategic review conducted with Haywood, the Viston Offer appears to provide Shareholders with the value inherent in Petroteq’s portfolio of projects, assuming they are fully realized, without the long-term risks associated with the development and execution of those projects. Given the relatively early stage of Petroteq’s projects, it will be several years before the projects in Petroteq’s portfolio reach commercial production, if at all.

Significant Growth Funding Required

Petroteq’s projects have significant funding requirements to prove and scale its technology. Petroteq currently has limited cash to fund its necessary capital projects and near-term debt maturities, which will be a further drain on cash. Equity financing sufficient to repay debt and fund the progress of Petroteq’s business plan, if available, may be significantly dilutive to Shareholders.

Ability to Respond to Superior Proposals

Petroteq has not entered into a support or similar agreement with Viston in respect to the Viston Offer. The Board has reserved the ability to seek out or respond to proposals that may deliver greater value to Shareholders than the Viston Offer. There is nothing to prevent a third party from proposing or making a superior proposal or preclude Petroteq from changing its recommendation.

Other than disclosed above, the Company has evaluated subsequent events through the date the financial statements were issued, other than disclosed above, we did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Exchange of mineral leases

Under the terms of an agreement dated October 15, 2021 among POR and TMC Capital and Valkor (the “Exchange Agreement”), POR and TMC Capital agreed to assign to Valkor all of their respective rights and interests in the TMC Mineral Lease located near Temple Mountain in the Asphalt Ridge area of Uintah County, Utah, including interests under a sublease to a Short-Term Mining Lease obtained by Valkor in August 2020, and in three Utah state oil sands leases that are contiguous to or in close proximity to the lands encompassed by the TMC Mineral Lease.

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

As of October 28, 2021, each of the agreements and assignments required to consummate the reciprocal assignment of leases between the Company’s subsidiaries and Valkor has been executed and all of the transactions have been tentatively completed, subject to the approvals that must be obtained from the State of Utah’s School and Institutional Trust Lands Administration (“SITLA”).

The exchange of mineral properties between the Company’s subsidiaries and Valkor – which, upon completion will result in the Company’s acquisition of record title and all interests under the Asphalt Ridge NW Leases – is anticipated to create substantial benefits and opportunities for the Company, including:

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

Results of Operations for the three months ended November 30, 2021 and the three months ended November 30, 2020

Net Revenue, Cost of Sales and Gross Loss

There has been no sale of hydrocarbon products during the three months ended November 30, 2021 and 2020.

During the prior period, the Company entered into a Technology License Agreement with Valkor whereby Valkor paid $2,000,000 for a non-exclusive license to the Oil Sands Recovery Technology, the Company has no obligation to delivery any technology or know-how on an ongoing basis to Valkor, therefore the revenue is recognizable immediately.

The cost of sales during the three months ended November 30, 2021 and 2020 are minimal. The cost of sales consists of certain production related expenses consisting of labor and maintenance expenditure.

Expenses

Expenses were $2,260,295 and $2,065,228 for the three months ended November 30, 2021 and 2020, respectively, an increase of $195,067 or 9.4%. The increase in expenses is primarily due to:

Depletion, depreciation and amortization

Depletion, depreciation and amortization was $11,382 and $11,523 for the three months ended November30, 2021 and 2020, respectively, a decrease of $138 or 1.2%. This amount is immaterial.

Selling, general and administrative expenses

Selling, general and administrative expenses was $1,393,754 and $1,044,857 for the three months ended November 30, 2021 and 2020, respectively, an increase of $348,897 or 33.4%. Included in selling, general and administrative expenses are the following major expenses:

a.	Professional fees was $646,276 and $399,129 for the three months ended November 30, 2021 and 2020, respectively, an increase of $247,147. The increase includes a once off fee of $120,000 to relocate some equipment and an increase in audit related fees of $123,652 related to the timing of invoices received for previous audits completed.

b.	Travel and promotional fees was $83,331 and $83,464 for the three months ended November 30, 2021 and 2020, respectively, a decrease of $133, the decrease is immaterial.

c.	Salaries and wages was $156,026 and $87,936 for the three months ended November 30, 2021 and 2020, respectively, an increase of $68,090. The increase is primarily due to salaries paid to administrative functions.

d.	Research and development expense was $175,025 and $0 for the three months ended November 30, 2021 and 2020, respectively. The Company invested $175,025 in a research project to determine the feasibility of applying its technology to recoverin g oil from roofing shingles.

d.	General and administrative expenses was $286,948 ad $234,696 for the three months ended November 30, 2021 and 2020, respectively, an increase of $52,252. The increase is made up of several individually immaterial expenses.

Financing costs

Financing costs was $626,018 and $621,387 for the three months ended November 30, 2021 and 2020, respectively, an increase of $4,631. Financing costs includes; (i) interest expense of $250,964 and $287,639 for the three months ended November 30, 2021 and 2020, respectively, a decrease of $36,675 is attributable to the decrease in debt and convertible debt outstanding over the prior fiscal period; (ii) amortization of debt discount of $375,054 and $333,748 for the three months ended November 30, 2021 and 2020, respectively, an increase of $41,306, primarily due to the amortization of debt discount on longer term Petroleum Capital Funding convertible notes, including a $3,000,000 note entered into in July 2021.

Other expense (income), net

Other expense was $281,561 and $544,459 for the three months ended November 30, 2021 and 2020, respectively, a decrease of $262,898. We realized (i) a loss on debt extinguishment of $444,398 and $330,256, in the current period we renegotiated the conversion terms of several convertible notes to comply with exchange requirements and in the prior period we renegotiated the maturity date and conversion prices of several convertible notes; (ii) a federal relief loan of $133,890 was forgiven during the current period, resulting in a gain to the company; (iii) in the prior period we realized a loss on the settlement of liabilities and conversion of convertible debt of $134,490 and $80,661, respectively.

Mark to market of derivative liability

The mark to market of the derivative liability was $(52,420) and $(156,998) for the three months ended November 30, 2021 and 2020, respectively. The derivative liability arose due to the issuance of convertible securities with variable conversion prices and no floor conversion price. The charge during the current period represents the mark-to-market of the derivative liability prior to the change of the terms on the convertible debt, thereby extinguishing the need for a derivative liability.

Net loss before income taxes and Net loss and Comprehensive loss

Net loss before income taxes was $2,545,248 and $410,514 for the three months ended November 30, 2021 and 2020, respectively, an increase of $2,134,734 or 520.0%. The increase is primarily due to the $2,000,000 technology license fee and an overall increase in operating expenses, as discussed above.

Liquidity and Capital Resources

As at November 30, 2021, we had cash of approximately $68,662. We also had a working capital deficiency of approximately $2,979,405, due primarily to accounts payable, short term debt, convertible debentures and accrued interest thereon which remain outstanding as of November 30, 2021. During the three months ended November 30, 2021, we raised $499,970 from restitution payments . These funds were primarily used on to fund the working capital requirements of the business.

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

Capital Expenditures

We anticipate that if the unsolicited offer to acquire all of the outstanding shares of Petroteq is not successful that we will need to raise approximately $110 million to fund a commercially viable extraction plant. Alternatively we will license our technology and generate royalty revenues.

Other Commitments and Contingencies

In addition to commitments otherwise reported in this MD&A, the Company’s contractual obligations as at November 30, 2021, include:

Contractual Obligations	Total ($ millions)	Up to 1 Year ($ millions)	2 - 5 Years ($ millions)	After 5 Years ($ millions)
Convertible Debt[1]	7.9	2.5	5.4	-
Promissory notes	0.5	0.5	-	-
Finance lease liabilities	0.03	0.03	-	-
Operating lease liabilities	0.18	0.06	0.07	0.05
Federal relief loans	0.9	0.2	0.0	0.7
Total Contractual Obligations	9.51	3.29	5.47	0.75

[1]	Amount includes estimated interest payments and discount amortization. The recorded amount as at November 30 2021 was approximately $2.2 million after debt discount of $3.6 million.

Legal Matters

On December 27, 2018, the Company executed and delivered: (i) a Settlement Agreement (the “Settlement Agreement”) with Redline Capital Management S.A. (“Redline”) and Momentum Asset Partners II, LLC; (ii) a secured promissory note payable to Redline in the principal amount of $6,000,000 (the “Note”) with a maturity date of 27 December 2020, bearing interest at 10% per annum; and (iii) a Security Agreement (together with the Settlement Agreement and the Note, the “Redline Agreements”) among the Company, Redline, and TMC Capital, an indirect wholly-owned subsidiary of the Company.

After undertaking an in-depth analysis of the Redline Agreements in the context of the underlying transactions and events, special legal counsel to the Company has opined that the Redline Agreements are likely void and unenforceable.

The Company’s special legal counsel regards the possibility of Redline’s success in pursuing any claims against the Company or TMC Capital under the Redline Agreements as less than reasonably possible and therefore no provision has been raised against these claims.

The Company is currently evaluating the options and remedies that are available to it to ensure that the Redline Agreements are declared as void or are rescinded and extinguished.

The Company has various commitments including those disclosed under Commitments in note 24 to the financial statements, in addition the Company has commitments to repay convertible notes and promissory notes as fully disclosed in notes 11 and 12 to the financial statements.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Matters

On December 27, 2018, the Company executed and delivered: (i) a Settlement Agreement (the “Settlement Agreement”) with Redline Capital Management S.A. (“Redline”) and Momentum Asset Partners II, LLC; (ii) a secured promissory note payable to Redline in the principal amount of $6,000,000 (the “Note”) with a maturity date of 27 December 2020, bearing interest at 10% per annum; and (iii) a Security Agreement (together with the Settlement Agreement and the Note, the “Redline Agreements”) among the Company, Redline, and TMC Capital, an indirect wholly-owned subsidiary of the Company.

After undertaking an in-depth analysis of the Redline Agreements in the context of the underlying transactions and events, special legal counsel to the Company has opined that the Redline Agreements are likely void and unenforceable.

The Company’s special legal counsel regards the possibility of Redline’s success in pursuing any claims against the Company or TMC Capital under the Redline Agreements as less than reasonably possible and therefore no provision has been raised against these claims.

The Company is currently evaluating the options and remedies that are available to it to ensure that the Redline Agreements are declared as void or are rescinded and extinguished.

Item 1A. Risk Factors.

The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report Form 10-K/A as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2021. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report Form 10-K/A as filed with the SEC on December 15, 2021.

We have suffered operating losses since inception and we may not be able to achieve profitability.

At November 30, 2021, August 31, 2021 and August 31, 2020, we had an accumulated deficit of $(102,683,840), $(100,138,592) and $(97,047,409), respectively and we expect to continue to incur increasing expenses in the foreseeable future as we develop our oil extraction business. We incurred a net loss of $(2,545,248) for the three months ended November 30, 2021 and $(9,474,243) and $(12,379,067) as of the years ended August 31, 2021 and August 31, 2020, respectively.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

There can be no assurance that litigation against the Company and/or its management or Board of Directors might not be threatened or brought in connection with matters related to our restatements. As a result of the circumstances giving rise to the restatements, we have become subject to certain additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatements, potential stockholder litigation, government investigations, and potential claims by Redline Capital Management S.A. as described under Part II, Item 1. – Legal Proceedings and elsewhere in this Amendment. Any such proceeding could result in substantial defense costs regardless of the outcome of the litigation or investigation. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

The failure to comply with the terms of our secured notes could result in a default under the terms of the note and, if uncured, it could potentially result in action against the pledged assets.

As of November 30, 2021, we had issued and outstanding promissory notes in the principal amount of $23,298 and convertible notes in the principal amount of $5,826,246 to certain private investors which have already matured or mature between December 2021 and July 2025, and are secured by a pledge of all of our assets.  If we fail to comply with the terms of the notes, the note holder could declare a default under the notes and if the default were to remain uncured, as secured creditors they would have the right to proceed against the collateral secured by the loans. Any action by secured creditors to proceed against our assets would likely have a serious disruptive effect on our operations.

There is substantial doubt about our ability to continue as a going concern.

At November 30, 2021, we had not yet achieved profitable operations, had accumulated losses of ($102,683,840) since our inception and a working capital deficit of ($2,979,405), and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. We have incurred net losses for the past four years. The opinion of our independent registered accounting firm on our audited financial statements for the years ended August 31, 2021 and 2020 draws attention to our notes to the financial statements, which describes certain material uncertainties regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes (1) obtaining debt or equity funding from private placement or institutional sources, (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Issuances of common shares upon exercise or conversion of convertible securities, including pursuant to our equity incentive plans and outstanding share purchase warrants and convertible notes could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We currently have share purchase warrants to purchase 70,371,047 common shares outstanding at exercise prices ranging from US$0.05517 to US$0.35 and options to purchase 7,250,000 common shares with a weighted average exercise price of CDN $0.79 and notes convertible into an estimated 44,116,827 common shares based on conversion prices ranging from $0.055 to $0.18 per share and contractual obligations to issue a further 25,785,869 common shares. The issuance of the common shares underlying the share purchase warrants, options, convertible notes and contractual obligations will have a dilutive effect on the percentage ownership held by holders of our common shares.

Our ability to use our net operating losses and certain other tax attributes may be limited.

As of November 30, 2021, we had accumulated net operating losses (NOLs), of approximately CDN $91 million. Varying jurisdictional tax codes have restrictions on the use of NOLs, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs, R&D credits and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is generally defined as a greater than 50% change in equity ownership. Based upon an analysis of our equity ownership, we do not believe that we have experienced such ownership changes and therefore our annual utilization of our NOLs is not limited. However, should we experience additional ownership changes, our NOL carry forwards may be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities of our Company during the quarter ended November 30, 2021 that have not been previously disclosed.

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

None

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of Gerald Bailey, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
31.2	Certification of Ron Cook, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of Gerald Bailey, Interim Chief Executive Officer, pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Ron Cook, Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	Inline XBRL Instance Document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Petroteq Energy Inc.

/s/ R.G. Bailey
R. Gerald Bailey
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Ron Cook
Ron Cook
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: January 19, 2022